Form 10-K405
period 1998-12-31
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 1999-03-25
CIK 1068725

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
       ______________________to _______________________

                        Commission File Number 000-25089

                       COMMUNITY SAVINGS BANKSHARES, INC.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

          UNITED STATES                                   65-0870004
----------------------------------------  -------------------------------------
  (State or Other Jurisdiction             (IRS Employer Identification Number)
of Incorporation or Organization)

660 US HIGHWAY ONE, NORTH PALM BEACH, FL                 33408
----------------------------------------  -------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (561) 881-2212
         -------------------------------------------------------------
              (Registrant's Telephone Number including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) his filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such
requirements for the past 90 days. YES X    NO
                                      ----     ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         As of March 18, 1999, there were issued and outstanding 10,548,884 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates (persons other than the employee stock ownership plan, directors and officers) of the Registrant, computed by reference to the closing price of the Common Stock as of March 18, 1999 ($12.375) was $130,542,440.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 (Parts II and IV).
2. Proxy Statement for the Annual Meeting of Shareholders (Portions of Parts II and III).

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its wholly-owned subsidiary, Community Savings, F. A. (the "Association").

                       COMMUNITY SAVINGS BANKSHARES, INC.

         Bankshares is a Delaware-chartered stock holding company organized in August 1998. The only significant asset of Bankshares is its investment in the Association. On December 15, 1998, Bankshares completed its reorganization and stock offering in connection with the conversion and reorganization of ComFed,
M. H. C. ("ComFed") and its mid-tier holding company, Community Savings Bankshares, Inc., a federal mid-tier stock holding company (the "Mid-Tier Holding Company"). Bankshares sold 5,470,651 shares of common stock at $10.00 per share in a subscription and community offering (the "Offering") resulting in net proceeds of approximately $53.2 million. Bankshares also issued 5,078,233 exchange shares to existing minority shareholders (the "Exchange") at the exchange ratio of 2.0445 shares for each share of Mid-Tier Holding Company common stock. The aggregate number of shares of common stock outstanding following the offering and exchange totals 10,548,884. The holding company reorganization was accounted for at historical cost in a manner similar to a pooling of interests. Therefore, all financial information has been presented as if Bankshares had been in existence for all periods presented in this report and the exchange ratio of 2.0445 was applied to all stock related data for comparability purposes. At December 31, 1998, Bankshares had total assets of $844.0 million, total loans of $538.2 million, total deposits of $594.4 million, and total shareholders' equity of $133.3 million. The common stock of Bankshares trades on The Nasdaq Stock Market under the symbol "CMSV".

         Bankshares' executive office is located at 660 U.S. Highway One, North Palm Beach, Florida and its telephone number at that address is (561) 881-2212.

                            COMMUNITY SAVINGS, F. A.

         The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. The Association is regulated by the Office of Thrift Supervision ("OTS"). The Association is the wholly-owned subsidiary of Bankshares.

         The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public in the Association's market area (as described below) and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, commercial business loans and mortgage-backed securities ("MBS") as well as United States government and agency securities, mutual funds, corporate debt securities, interest-earning deposits in the FHLB and FHLB stock. See "Lending Activities", "Mortgage-Backed and Related Securities", and "Investment Activities". The Association's principal sources of funds are deposits, principal and interest payments on loans and securities, and FHLB advances. The principal source of income is interest received from loans and securities, while principal expenses are interest paid on deposits and borrowings and employee compensation and benefits. See "Sources of Funds." The Association's plan is to operate as a well-capitalized, profitable and independent community-oriented savings and loan association. The Association has implemented this strategy by emphasizing retail deposits as its primary source of funds and investing a substantial part of such funds in locally originated residential first mortgage loans, in mortgage-backed and related securities and in other liquid investment securities. The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the rates earned or paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the inherent credit risk of assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards, effective collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

         The Association's executive office is located at 660 U.S. Highway One, North Palm Beach, Florida, and its telephone number at that address is (561) 881-4800.

FORMATION OF THE HOLDING COMPANY

         On July 29, 1998, the Board of Directors of the Association, the Mid-Tier Holding Company and ComFed adopted a Plan of Conversion and a Plan of Reorganization ("the Plan"), and on August 6, 1998, the Association incorporated Bankshares under Delaware law as a first-tier wholly-owned subsidiary of the Association. Pursuant to the Plan, (i) the Mid-Tier Holding Company converted to an interim federal savings association and simultaneously merged with and into the Association, (ii) ComFed converted to an interim federal stock savings association and simultaneously merged with and into the Association, after which ComFed ceased to exist and the 2,620,144 shares of Mid-Tier Holding Company common stock held by ComFed were cancelled, and (iii) an interim savings institution ("Interim") was formed as a wholly-owned subsidiary of Bankshares solely for such purpose which then merged with and into the Association. As a result of the merger of Interim with and into the Association, the Association became the wholly-owned subsidiary of Bankshares and the 2,483,816 outstanding public Mid-Tier Holding Company common shares were converted into exchange shares; (the "Exchange") pursuant to the exchange ratio of 2.0445 shares of common stock for each share of Mid-Tier Holding Company common stock resulting in 5,078,233 exchange shares. Bankshares sold 5,470,651 shares of common stock at $10.00 per share in a public offering (the "Offering"). The aggregate number of shares of common stock outstanding following the Offering and Exchange totals 10,548,884.

CHANGE OF FISCAL YEAR

         In January 1997, the Board of Directors of the Association approved a change of the Association's fiscal year from September 30 to December 31, effective December 31, 1996. Bankshares' fiscal year end is also December 31.

  FORWARD-LOOKING STATEMENTS

         Certain information in this Form 10-K may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Bankshares' investments and operations.

MARKET AREA AND COMPETITION

         Bankshares and the Association are headquartered in North Palm Beach, Florida. Because Bankshares' only significant asset is its ownership of all the issued and outstanding capital stock of the Association, the market area and competition are identical for both entities. The Association operates 21 offices in its market area in southeastern Florida, five of which are located in Martin County, twelve of which are located in Palm Beach County, three of which are located in St. Lucie County and one of which is located in Indian River County. The Association operates a loan production office located in Vero Beach in Indian River County.

         According to county projections from the University of Florida, the population of Palm Beach, Martin, St. Lucie, and Indian River counties was estimated to aggregate l.4 million for 1998. This study projects a 3.5% growth rate to 1.5 million by the year 2000. This population growth combined with a lower interest rate environment during the first quarter of 1999 suggests increased demand for mortgage loans in the four county market, as well as in the State of Florida. However, such estimates may not prove representative of actual experience for the remainder of 1999.

         The counties in the Association's market area have experienced significant growth since the 1960s. Several of the counties are currently experiencing major redevelopment projects. In Palm Beach County, the City of West Palm Beach is implementing a $375 million project called City Place designed to continue the revitalization of the downtown area with the addition of 600,000 square feet of leaseable retail space organized around cultural and entertainment activities. Also in Palm Beach County, construction has begun on Abacoa, a new subdivision development which features a baseball stadium, commercial office space and retail space, as well as single-family and multi-family residential properties designed to accommodate up to 10,000 residents. TriRail, the commuter train service for southern Florida, will be extended northward to service this community.

         A $500,000 Main Street grant was obtained to redevelop downtown Stuart in Martin County in 1993. Designed to stimulate business growth in the downtown area, the improvements included renovations to the Martin County Courthouse, a riverwalk on the St. Lucie River, new construction and facade renovations. The redevelopment has been supplemented by the completion of the new Roosevelt bridge facilitating access to the city from the north.

         In St. Lucie County, the Professional Golfers Association ("PGA") completed three new championship golf courses, a golf learning center and a housing development.

         The economy in this market area is service-oriented and is significantly dependent upon government, foreign trade, tourism, and its continued attraction as a retirement area. In Palm Beach and Martin counties, cooperative efforts between the counties and local municipalities are producing business growth and expansion in the county. A variety of county supported programs have been instituted to create new jobs and to encourage relocation or expansion of companies with an emphasis placed on high-technology and service industries. Consequently, commercial building vacancies are at a low level. Major employers in Palm Beach County include Pratt and Whitney (United Technologies), Columbia Palm Beach Healthcare System, Inc., Motorola, Inc., Inracoastal Health Systems, Inc., Florida Power and Light Co. and Flo Sun, Inc. Martin County major employers include Martin Memorial Medical Center, Northrop Grumman Aircraft Systems, Inc., and Publix supermarkets. St. Lucie County major employers include Indian River Community College, Columbia Lawnwood Regional Medical, Publix supermarkets, and Staff Leasing. Indian River County major employers include Indian River Memorial Hospital, Publix supermarkets and New Piper Aircraft Corp.

         Bankshares' market area in Southeast Florida has a large concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Association, and all of which are competitors of the Association to varying degrees. As a result, the Association encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, securities broker-dealers, other savings associations, and credit unions in its market area. Continued strong competition from such financial institutions is expected in the foreseeable future. The market area includes branches of several commercial banks that are substantially larger than the Association in terms of state-wide deposits. The Association competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services as well as competitive pricing. In recent years many financial institutions have been aggressively expanding through the acquisition of branch locations or entire financial institutions, thereby increasing competition.

         Based on total assets as of December 31, 1998, the Association was the third largest financial institution headquartered in Palm Beach County. The Association held 2.13%, 8.57%, 3.40% and 1.20% of all bank and savings association deposits in Palm Beach, Martin, St. Lucie, and Indian River counties, respectively, at September 30, 1998.

          The competition for real estate and other loans comes principally from commercial banks, mortgage-banking companies, and other savings associations. The competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the market area as well as the increased efforts by commercial banks to expand mortgage loan originations. The Association competes for loans primarily through the competitive interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and the volatility of the mortgage markets.

LENDING ACTIVITIES

         GENERAL. Historically, the principal lending activity of the Association has been the origination of fixed- and adjustable-rate mortgage loans collateralized by one- to four-family residential properties located in its primary market area. It is the Association's intention to offer varied products in the residential mortgage loan area. The Association currently emphasizes the origination of adjustable-rate residential mortgage ("ARM") loans and fixed-rate residential mortgage loans with terms of 15 years or less, as well as a residential mortgage loan which provides for a fixed-rate of interest during the first five or seven years and which thereafter converts to an ARM loan, the interest rate of which adjusts annually. At times, it has been the Association's policy to sell in the secondary market on a servicing retained basis all fixed-rate mortgage loan originations with terms greater than 15 years. However, based on management's assessment of the market at a particular time and Board of Director limits, the Association may periodically decide to retain such loans in the portfolio. There were no loans held for sale at December 31, 1998. Loans serviced for other institutions totaled $14.2 million at such date.

         While the Association's primary emphasis is on residential real estate lending, the Association's policy is to meet demand for other types of loans by offering a wide variety of loan programs designed to meet the customers' needs. In response to customer demand, the Association began expanding its commercial lending programs in fiscal year 1996. Although demand for commercial real estate loans declined during fiscal year 1998, the Association intends to continue to pursue such loans during 1999 in connection with providing services to its small business customers. At December 31, 1998, the gross loan portfolio totaled $573.2 million. At such date, the weighted average remaining term to maturity of the loan portfolio was approximately 17.0 years. At December 31, 1998, $248.8 million, or 43.4% of the total gross loan portfolio consisted of loans with adjustable interest rates. To supplement local loan originations, the Association also invests in mortgage-backed and related securities that directly or indirectly provide funds principally for residential home buyers in the United States. The Association has also purchased either participations in or whole residential real estate loans which are serviced by other institutions. Such loans totaled $45.4 million, net of premiums, at December 31, 1998. The Association also participates with other financial institutions in programs which provide residential mortgage loans to low-and moderate-income borrowers. During 1999, the Association intends to use its loan solicitors to continue the expansion of its lending activities, particularly one- to four-family residential loans and commercial real estate and business loans.

         ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the loan portfolio by type of loan.

                                                              At
                                                          December 31,
                                      ------------------------------------------------------
                                          1998                1997                 1996
                                   -----------------   ------------------  -----------------
                                                       (Dollars in Thousands)

  Real estate loans:

  Residential 1-4 family(1)       $421,766     73.58%   $339,117     70.90%  $293,366    71.11%
  Residential construction          54,391      9.49      32,828      6.86     33,158     8.04
  Land                              14,624      2.55      17,117      3.58     19,426     4.71
  Multi-family(2)                    8,392      1.46       8,800      1.84      8,096     1.96
  Commercial(3)                     46,118      8.04      59,220     12.38     37,815     9.17
  Non-residential construction       6,292      1.10       2,022      0.42      2,200     0.53
                                 ---------  --------   ---------  --------  ---------  -------
     Total real estate loans       551,583    96.22      459,104     95.98    394,061    95.52
                                 ---------  --------   ---------  --------  ---------  -------

  Non-real estate loans:
     Consumer loans(4)              15,015      2.62      15,694      3.28     16,028     3.88
     Commercial business             6,635      1.16       3,530      0.74      2,458     0.60
                                 ---------  --------   ---------  --------  ---------  -------
 Total non-real estate
   loans                            21,650      3.78      19,224      4.02     18,486     4.48
                                 ---------  --------   ---------  --------  ---------  -------
 Total loans receivable            573,233    100.00%    478,328    100.00%   412,547    100.00%
                                              ======                ======               ======

  Less:
     Undisbursed loan proceeds     33,202                24,163                20,765

     Unearned discount and
       premium and net deferred
        fees and costs             (1,333)                  (206)                 200
 Allowance for loan losses          3,160                  2,662                2,542
                                  --------               --------            --------
     Total loans receivable, net  $538,204               $451,709            $389,040
                                  ========               ========            ========




                                                                     At
                                                                September 30,
                               -------------------------------------------------------------------------------
                                       1996                           1995                        1994
                               -------------------        ------------------------      -----------------------
                                                              (Dollars in Thousands)

  Real estate loans:

  Residential 1-4 family(1)       $284,474    70.92%           $248,769         71.27%     $247,867        74.82%
  Residential construction          35,720     8.91              27,314          7.83        12,265        3.70
  Land                              16,846     4.20              15,601          4.47        20,476        6.18
  Multi-family(2)                    8,153     2.03               7,351          2.11         6,772        2.05
  Commercial(3)                     38,433     9.58              35,402         10.14        32,612        9.84
  Non-residential construction          --       --                  --            --            --          --
                                 ---------  -------            --------        ------      --------      ------
     Total real estate loans       383,626    95.64             334,437         95.82       319,992       96.59
                                 ---------  -------            --------        ------      --------      ------
  Non-real estate loans:
     Consumer loans(4)              15,606     3.89              12,638          3.62        10,237        3.09
     Commercial business             1,874     0.47               1,958          0.56         1,058        0.32
                                 ---------  -------            --------        ------      --------      ------
 Total non-real estate
   loans                            17,480     4.36              14,596          4.18        11,295        3.41
                                 ---------  -------            --------        ------      --------      ------
 Total loans receivable            401,106   100.00%            349,033        100.00%      331,287      100.00%
                                             ======                            ======                    ======

  Less:
     Undisbursed loan proceeds      22,318                       15,253                       9,872
     Unearned discount and
       premium and net deferred
        fees and costs                 257                          846                         908
 Allowance for loan losses           2,312                        3,492                       3,390
                                 ---------                     --------                    --------
     Total loans receivable, net  $376,219                     $329,442                    $317,117
                                 =========                     ========                    ========


--------------------------------
(1) Includes participations or whole loans purchased of $44.7 million, $19.5 million, $1.7 million, $1.8 million, $2.2 million, and $2.6 million, at December 31, 1998, 1997, 1996, September 30, 1996, 1995, and 1994,
     respectively.
(2) Includes participations of $0, $0, $505,000, $360,000, $0, $0, at December 31, 1998, 1997, 1996, September 30, 1996, 1995, and 1994, respectively.
(3)  Includes participations of $146,000, $162,000, $190,000, $198,000, $4.9
     million, and $5.0 million, at December 31, 1998, 1997, 1996, September 30, 1996, 1995, and 1994, respectively.
(4) Includes primarily home equity lines of credit, automobile loans, and loans secured by savings deposits. At December 31, 1998, the disbursed portion of home equity lines of credit totaled $7.8 million.

         LOAN AND MORTGAGE-BACKED AND RELATED SECURITIES MATURITY AND REPRICING SCHEDULE. The following table sets forth certain information as of December 31, 1998, regarding the dollar amount of loans, net of loans in process ("LIP") and mortgage-backed and related securities maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed-rate loans are included in the period in which the final contractual repayment is due. Fixed-rate mortgage-backed and related securities are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                                   Within 1      1-3         3-5         5-10       More Than
                                                    Year        Years       Years       Years       10 Years        Total
                                                   --------     -----       -----       -----       ---------       -----
                                                                               (IN THOUSANDS)

Real estate loans:
   One- to four-family residential(1)              $180,547     $ 97,377    $ 52,444    $ 67,275       $ 42,344     $439,987
   Commercial, multi-family and land(1)              60,874        7,780       3,445       3,884          2,411       78,394
Consumer (excluding lines of credit)                  3,704        2,911         496          46             --        7,157
Equity line of credit(2)                              7,858           --          --          --             --        7,858
Commercial business                                   6,332           --         249          --             --        6,635
                                                   --------     --------     -------    --------       --------     --------
    Total loans receivable (net of LIP)            $259,315     $108,122     $56,634    $ 71,205       $ 44,755     $540,031
                                                   ========     ========     =======    ========       ========     ========

Mortgage-backed and related securities             $ 29,017      $18,650      $4,714     $ 8,122       $ 16,555      $77,058
                                                   ========      =======      ======     =======      =========     ========

----------------------------------------------
(1) Includes construction loans.
(2) Variable-rate equity lines of credit reprice on a monthly basis.

               The following table sets forth at December 31, 1998, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 1999 based on either the repricing date or the contractual maturity as described above.

                                                  Fixed         Adjustable                Total
                                                  -----         ----------                -----
                                                              (In Thousands)

Real estate loans:
     One- to four-family residential             $223,123           $ 36,317             $259,440
     Commercial, multi-family and land             13,575              3,945               17,520
Consumer and commercial business                    3,756                 --                3,756
                                                 --------           --------             --------
           Total (net of LIP)                    $240,454           $ 40,262             $280,716
                                                 ========           ========             ========

Percentage of total loans (net of LIP)              44.53%              7.45%               51.98%
                                                 ========           ========             ========

Mortgage-backed and related securities           $ 48,041           $     --             $ 48,041
                                                 ========           ========             ========


         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Association's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in its market area. Such loans are generally underwritten in conformity with the criteria established by Fannie Mae ("FNMA"), with the exception of loans exceeding applicable agency dollar limits and loans purchased through the Association's affiliation with a consortium of financial institutions which provides loans to low and moderate income borrowers (discussed below). The Association generally does not originate one- to four-family residential loans secured by properties outside of its market area although in recent periods it has purchased a modest amount of single-family loans secured by properties in the southeast United States. At December 31, 1998, $421.8 million, or 73.6%, of the gross loan portfolio consisted of one- to four-family residential mortgage loans. The weighted average contractual maturity of one- to four-family residential mortgage loans at the time they are originated is approximately
22.8 years. However, it has been the Association's experience that the average length of time which such loans remain outstanding is approximately 6.0 years.

         The Association currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed-rate mortgage loans and ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Association's asset/liability management gap position, and loan products offered by its competitors. In a relatively low interest rate environment, which existed throughout fiscal 1998, borrowers typically prefer fixed-rate loans to ARM loans. Nonetheless, the Association has continued to emphasize the origination of ARM loan products. ARM loan originations totaled $34.7 million, or 17.7%, of all one- to four-family loan originations during the year ended December 31, 1998. In connection with the Association's effort to increase mortgage lending, the Association offers residential mortgage loans which provide for a fixed-rate of interest during the first five or seven years of the term of the loans and which thereafter convert to ARM loans on which the interest rate adjusts annually . This loan product allows the Association to offer a loan with a relatively short period during which the interest rate is fixed but which typically provides for an initial interest rate which is greater than could be obtained from ARM loans originated in the local market. This loan product is generally offered with a term between l5 and 30 years.

         The Association currently offers ARM loans with an annual adjustment based on changes in the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year plus a margin. Previously, the Association's ARM loans were indexed to the National Monthly Median Cost of Funds plus a margin. Each ARM loan has an annual interest rate adjustment limitation of 200 basis points and a maximum lifetime adjustment of 600 basis points above the initial rate. ARM loans are originated with initial rates which are below the fully indexed rate, the amount of such discount varying depending upon market conditions. Management determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. Negative amortization of the ARM loans is not allowed. One- to four-family residential ARM loans totaled $175.0 million at December 31, 1998.

         The primary purpose of offering ARM loans is to make the loan portfolio more interest rate sensitive. However, as the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer as consistently predictable interest income as long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. To offset this risk, loans are underwritten as if the highest market rate which the borrower would be capable of paying under the terms of the loan was in effect.

         Fixed-rate loans generally are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether management can or will sell fixed-rate loans into the secondary market, however, depends on a number of factors including the yields and the terms of the loans, market conditions, the Association's current interest rate sensitivity gap position and Board of Director established limits. The Association has followed varying policies with respect to retention in the portfolio of fixed-rate loans with contractual terms in excess of 15 years. Its current policy is to limit fixed-rate loans, including loans with 30 year terms, to a specified percentage of total assets. The Association's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without prepayment penalties.

         In prior years, the Association has participated with other financial institutions in local consortiums which are committed to provide financing of one- to four-family mortgage loans for low and moderate income borrowers. The consortiums underwrite and package the loans which are either sold to the member institutions on a whole loan basis or closed and funded directly by the member institution. These loans are originated to borrowers within the Association's market area and provide for either fixed- or adjustable-rates of interest. The Association determines which loans it will purchase or fund directly after conducting its own due diligence review of the loan package offered. The Association closed approximately $1.9 million in consortium loans during 1998. It is the Association's intent, subject to market conditions, to continue to participate in consortiums of this nature in the future.

         The Association also purchases single-family residential loans from other sources, such as mortgage origination companies, or brokers, under the same guidelines as described above. In addition, such loan purchases include a contract between the mortgage origination company and the Association, which contains an indemnification clause protecting the Association from loss resulting from misrepresentations in the loan applications or other information provided to the Association. During fiscal year 1998, $3.0 million of such loans were purchased. It is management's intent, subject to market conditions, to continue purchasing such loans.

         The Association may purchase participation interests or whole loans secured by one- to four-family residences when funds available for lending exceed the demand for residential loans in the local market or to facilitate funding of large projects. At December 31, 1998, the loan portfolio included $45.3 million of loan participations and whole loans secured by one- to four-family residences. The Association purchased $35.4 million of such loans during fiscal year 1998.

         The Association's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the fixed-rate mortgage loan portfolio (and to a lesser extent ARM loans), and the Association has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by an independent outside appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for residential property and 80% for all other real estate loans. The Association's lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 95%, the borrower is generally required to obtain private mortgage insurance. An origination fee of between 1 % and 2% of the total loan amount on all one- to four-family loans may be charged depending on the market conditions. Fire and casualty insurance (and flood insurance if the property is within a designated flood plain), as well as a title guaranty regarding good title, are required on all properties securing real estate loans made by the Association.

         CONSTRUCTION AND LAND LOANS. At December 31, 1998, $54.4 million, or 9.5%, $6.3 million or l.1% and $14.6 million, or 2.6%, of the gross loan portfolio consisted of residential construction loans, nonresidential construction loans and land loans, respectively. Fixed-rate and adjustable-rate residential construction loans are currently offered primarily for the construction of owner-occupied single-family residences in the Association's market area to builders who have a contract for sale of the property or to owners who have a contract for construction. Advances are made as construction is completed. In addition, construction loans are also made to builders for single-family homes held for sale. Such loans totaled $12.7 million at December 31, 1998. Construction loans for owner-occupied single-family residences are generally structured to become permanent loans upon completion of construction, and are originated with terms of up to 30 years with an allowance of up to six months for construction during which period the borrower makes interest-only payments. Construction loans to builders for homes held for sale are generally originated for a term of up to one year and provide for interest-only payments. Disbursements are made as evidence of progress is presented to and verified by the Association.

         At December 31, 1998, the Association's largest real estate construction loan had an aggregate principal outstanding balance of $3.2 million, with disbursed funds of $2.8 million, which is within the Association's loans-to-one-borrower limit. This loan is secured by a construction loan to build 134 single-family homes located in the Association's market area.

         Construction loans are also offered on multi-family and commercial real estate loans. At December 31, 1998, multi-family and commercial construction loans totaled $0 and $6.3 million, respectively.

         In addition, loans are originated within the market area which are secured by individual unimproved or improved lots zoned primarily to become single-family residences, as well as commercial and agricultural properties. Land loans are currently offered as either one-year ARM loans or fixed-rate loans with terms of up to 15 years. The maximum loan-to-value ratio for such land loans is 75%.

          Adjustable-rate single-family construction and land loans are currently offered at the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year plus a margin. Adjustable-rate construction loans and land loans have an annual interest rate cap of 200 basis points and a lifetime interest rate cap of 600 basis points over the initial interest rate. Initial interest rates may be below the fully indexed rate but the loan is underwritten at the fully indexed rate.

         Construction lending generally involves a greater degree of credit risk than one- to four-family residential mortgage lending. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction.

During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Association may be confronted with a completed project which has a value which is insufficient to assure full repayment. Loans made on lots carry the risk of adverse zoning changes, environmental, or other restrictions on future use.

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Loans secured by multi-family real estate constituted approximately $8.4 million, or 1.5%, of the gross loan portfolio at December 31, 1998. At December 31, 1998, a total of 43 loans were secured by multi-family properties. Multi-family real estate loans are primarily secured by rental properties with between five and thirty-six units. At December 31, 1998, substantially all multi-family loans were secured by properties located within the Association's market area. At December 31, 1998, multi-family real estate loans had an average principal balance of approximately $195,000. At such date, the largest multi-family real estate loan had a principal balance of $1.4 million, and was performing in accordance with its terms. Multi-family real estate loans are currently only offered with adjustable interest rates, although in the past, fixed-rate multi-family real estate loans also were originated. Multi-family loans typically have adjustable interest rates tied to a market index and amortize over 20 to 25 years. An origination fee of between 1.5% to 2.0% is usually charged on multi-family loans. Multi-family mortgage loans are generally originated for amounts up to 75% of the appraised value of the property securing the loan. The initial interest rate on multi-family real estate loans is currently priced at the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year plus a margin, depending on the nature and size of the project. Originations of multi-family loans have been limited in recent years due to the limited demand for such projects in the Association's market area.

         In its underwriting, the Association reviews the expected net operating income generated by the real estate to support the debt service, the age and condition of the collateral, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and any financial reserves the borrower may have.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family property is typically dependent upon the successful operation of the related real estate property.

         COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate constituted approximately $46.1 million, or 8.1%, of the gross loan portfolio at December 31, 1998. Commercial real estate loans are secured by improved property such as offices, hotels, small business facilities, strip shopping centers, warehouses, commercial land and other non-residential buildings. At December 31, 1998, substantially all of the commercial real estate loans were secured by properties located within the Association's market area. At December 31, 1998, a total of 193 loans were secured by commercial real estate with an average principal balance of approximately $239,000. Commercial real estate loans are currently only offered with adjustable interest rates, although in the past the Association originated fixed-rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Association generally amortize over 15 to 20 years and have a maximum loan-to-value ratio of 75%.

         The Association expanded both its commercial real estate and business lending activities in late fiscal 1996. An experienced commercial loan officer and a credit analyst were added to the Lending Division staff. Although during the year ended December 31, 1998, $11.3 million of commercial real estate loans were originated the aggregate total of such loans decreased $13.1 million from December 31, 1997. The Association intends to continue to emphasize the origination of commercial real estate and business loans in the future.

         At December 31, 1998, the largest commercial real estate borrower had an outstanding principal balance of $2.0 million, which is within the Association's loans-to-one-borrower limit. Collateral for the loan is an orange grove located in the Association's market area, and the loan is currently performing in accordance with its terms.

         In underwriting commercial real estate loans, the same underwriting standards and procedures are employed as are employed in underwriting multi-family real estate loans. Loans secured by commercial real estate generally involve a higher degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         CONSUMER LOANS. As of December 31, 1998, consumer loans totaled $15.0 million, or 2.6%, of the gross loan portfolio. The principal types of consumer loans offered are home equity lines of credit, fixed-rate second mortgage loans, automobile loans, mobile home loans, boat loans, recreational vehicle loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed-rate basis with maturities generally of five years or less. Home equity lines of credit are secured by the borrower's principal residence. Consumer loans are underwritten using the Association's customary lending standards. The Association anticipates that its involvement in such lending will continue.

         Consumer loans generally have shorter terms and higher interest rates than traditional mortgage loans, but generally entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats, and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the fluctuating demand for used automobiles.

         COMMERCIAL BUSINESS LOANS. The Association currently offers commercial business loans to finance small businesses in its market area. Commercial business loans are primarily offered as a customer service to business account holders. Such loans may include commercial lines of credit, loans on inventory, equipment, receivables, or other collateral and unsecured loans. During the quarter ended September 30, 1996, the Association began expanding its activities in the commercial business lending market as part of its overall increased commercial lending activity. At December 31, 1998, the 54 commercial business loans outstanding had an aggregate balance of $6.6 million and an average loan balance of approximately $122,000. Commercial business loans originated during the year ended December 31, 1998 totaled $6.2 million. Commercial business loans are offered with both fixed- and adjustable-interest rates. Adjustable-rates on commercial business loans are priced against the Citibank, N.A. or WALL STREET JOURNAL prime rate, plus a margin. The loans are offered with terms of up to five years and are underwritten using the Association's customary underwriting standards.

         At December 31, 1998, the largest commercial business loan was secured by accounts receivable, contract rights, inventory, equipment, furniture and personal property and had an outstanding principal balance of $2.5 million. It is currently performing in accordance with its terms.

         Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Personal guarantees from the borrower or a third party are generally obtained as a condition to originating its commercial business loans.

         LOAN ORIGINATIONS, SOLICITATION, PROCESSING, COMMITMENTS, AND PURCHASES. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, developers and walk-in customers. In the case of a real estate loan, an independent appraiser approved by the Association appraises the real estate intended to secure the proposed loan. Outside members of the Board of Directors, the Chairman of the Board of Directors, the President, and certain other officers have been granted the authority to approve loans in various amounts depending on the types of loans involved. The Association has also established a Loan Committee which consists of at least one outside director and certain officers. Larger loans must be approved by one or more of such authorized officers or directors or by the Loan Committee depending on the size of the loan. Loans in excess of $2.0 million may only be approved by the Loan Committee after the entire Board of Directors is informed. At December 31, 1998, commitments to originate loans, excluding the undisbursed portion of loans in process, totaled $ 14.1 million.

         If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Fire and casualty insurance is required at the time the loan is made and throughout the term of the loan, and upon request of the Association, flood insurance may be required. Title insurance is required on all loans secured by real property.

         In addition to originations, the Association also purchases loans secured by one- to four-family residences from consortiums, mortgage origination companies, or brokers, as previously discussed in "One- to Four-Family Residential Real Estate Loans." In addition, the Association may purchase participation loans when funds available for lending exceed the demand for loans in the local market or to facilitate funding of larger projects. Such loans, which totaled $45.3 million at December 31, 1998, are secured by residential real estate loans. Substantially all of such loans are whole loans; however, participation interests account for approximately $1.1 million of the $45.3 million.

ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the loan origination, purchase and sales activity for the periods indicated.



                                                         For Year                    For Three
                                                           Ended                    Months Ended             For Year Ended
                                                       December 31,                 December 31,             September 30,
                                           ---------------------------------------------------------------------------------------
                                                  1998               1997               1996              1996             1995
                                                  ----               ----               ----              ----             ----
                                                                                 (In Thousands)

Loans receivable, beginning of period          $451,709           $389,040           $376,219         $329,442        $317,117
Originations:
   Real estate:
     One- to four-family residential(1)         169,636             67,923             20,226           82,596          35,909
     Land                                         3,996             14,360              5,498            6,848          18,163
     Multi-family(1)                                283              1,427                 --            1,263              --
     Commercial(1)                               11,347             28,667              1,806           16,102           8,197
                                               --------           --------            -------         --------        --------
        Total real estate loans                 185,262            112,377             27,530          106,809          62,269
   Non-real estate loans:
     Consumer                                     4,760              4,116              1,525            5,698           4,154
     Commercial business                          6,220              2,699                515              796             646
                                               --------           --------            -------         --------        --------
        Total originations                      196,242            119,192             29,570          113,303          67,069

Transfer of mortgage loans to
   foreclosed real estate                          (713)              (558)               (78)            (400)         (1,394)
Loans and participations purchased               38,354             24,455              1,998           16,775           2,728
Repayments                                     (139,635)           (76,816)           (20,042)         (72,114)        (50,452)
Loan sales                                           --               (631)              (283)          (5,429)           (105)
Decrease (increase) in allowance for
  loan losses                                      (498)              (120)              (230)           1,180            (102)
Decrease in amortization of unearned discount
  and premiums and net deferred fees and costs    1,127                406                 63              589              62
Increase (decrease) in loans in process          (9,038)            (3,398)             1,553           (7,065)         (5,381)

Change in other                                     656                139                270              (62)           (100)
                                               --------           --------            -------         --------         -------
Net loan activity                                86,495             62,669             12,821           46,777          12,325
                                               --------           --------            -------         --------         -------
Total loans receivable at end of period        $538,204           $451,709           $389,040         $376,219        $329,442
                                               ========           ========           ========         ========         =======

----------------------------------------------------------------------------

(l) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

          LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Association may receive loan origination fees. To the extent that loans are originated or acquired for the portfolio, Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") requires that loan origination fees and costs be deferred and amortized as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully-indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees and costs deferred under SFAS No. 91 are recognized into income immediately upon prepayment or the sale of the related loan. At December 31, 1998, unearned discounts and premiums and deferred loan origination fees and costs totaled $1.3 million. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets which, in turn, respond to the demand and availability of funds.

         In addition to loan origination fees, the Association also receives servicing income and other fees that consist primarily of servicing fees, late charges, and other miscellaneous fees. Such fees totaled $198,000, $269,000, $33,000, $148,000, and $184,000 for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the years ended September 30, 1996, and 1995, respectively.

         LOAN SERVICING. While the Association primarily originates loans for its own portfolio, it also has sold fixed-rate loans to Freddie Mac ("FHLMC") and to FNMA. At December 31, 1998, the unpaid balances of loans sold totaled approximately $14.2 million. The Association services such loans receiving a fee of between 0.25% and 0.375% per loan. The Association does not purchase loan servicing from other sources.

         LOANS-TO-ONE BORROWER. Savings and loan associations are subject to the same loans-to-one borrower limits as those applicable to national banks. Under current regulations, loans to one borrower are restricted to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The 15% limitation resulted in a dollar limitation of approximately $16.1 million at December 31, 1998. All of the Association's loans are in compliance with the loans-to-one borrower limits at December 31, 1998.

The following table presents the five largest lending relationships at December 31, 1998:


                                                                             At December 31, 1998
                                                      -----------------------------------------------------------------------
                                                                Total of Loans                     Amount disbursed
                                                      ----------------------------------- -----------------------------------
                                                                                    (In Thousands)
Description of collateral:
Construction loans to build single-family
  homes and line of credit                                           $9,834                              $6,432
Construction loans to build single-family homes                       8,163                               5,740
Construction loans to build single-family homes                       7,325                               3,250
Loans secured by convenience stores, gas stations
  and business assets                                                 5,950                               4,586
Construction loans to build single-family homes                       4,576                               3,374


At December 31, 1998 all of the aforementioned loans were performing in accordance with their terms.

ASSET QUALITY

      DELINQUENCIES. The Association's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If the delinquency continues at 30 days, a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone. Also, plans to arrange a repayment plan are made at this point. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a 10-day demand letter is sent and personal contact is attempted. The loan also becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is advised that he or she may obtain access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development ("HUD"). When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving the borrower 10 days to repay all outstanding interest and principal. If the delinquency is not cured, foreclosure proceedings are initiated.

         DELINQUENT LOANS. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. In addition, loans are placed on non-accrual status when either principal or interest is 90 days or more past due, or less than 90 days, in the event the loan has been referred to the Association's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income.

         The following table sets forth information with respect to loans past due 60 to 89 days in the loan portfolio at the dates indicated.

                                                              At December 31,                       At September 30,
                                                      --------------------------------------    --------------------------
                                                         1998           1997           1996             1996         1995
                                                         ----           ----           ----             ----         ----
                                                                             (In Thousands)

Loans past due 60-89 days:
  One- to four-family residential                        $695           $469           $446             $209         $493
  Commercial and multi-family real estate                  --             --             --               --           --
  Consumer and commercial business                        100             54             72                3           24
  Land                                                     --             --             --               --           --
                                                         ----           ----           ----             ----         ----
      Total past due 60-89 days                          $795           $523           $518             $212         $517
                                                         ====           ====           ====             ====         ====


         NON-PERFORMING ASSETS. At December 31,1998, non-performing assets (non-performing loans and real estate owned ("REO")) totaled $2.2 million, and the ratio of non-performing assets to total assets was 0.26%. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as substandard until such time as it is sold. REO is recorded at cost which is the estimated fair value of the property at the time the loan is foreclosed. Subsequent to foreclosure, these properties are carried at lower of cost or fair value less estimated costs to sell.

         The following table sets forth information regarding non-accrual loans delinquent 90 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, all accrued interest thereon is fully reserved and the loan ceases to accrue interest thereafter. For all the dates indicated, there were no material restructured loans within the meaning of SFAS 15 (as amended by SFAS No. 121).


                                                          At December 31,                             At September 30,
                                               --------------------------------------     -------------------------------
                                                   1998          1997           1996             1996             1995
                                                   ----          ----           ----             ----             ----
                                                                         (Dollars in Thousands)

Non-performing loans:
   One- to four-family residential               $1,537        $1,289         $1,524             $832             $605
   Commercial and multi-family real estate           52            --             --               --               --
   Consumer and commercial business loans            67            55            107               10               39
   Land                                              12            35             --               --               18
                                                 ------        ------         ------           ------           ------
Total non-performing  loans                       1,668         1,379          1,631              842              662
REO                                                 522           592          1,455            1,384            1,910
Other repossessed assets                             22            --             --               --               --
Other non-performing assets(1)                                                    --              400               --
                                                 ------        ------         ------           ------           ------
Total non-performing assets(2)                   $2,212        $1,971         $3,086           $2,626           $2,572
                                                 ======        ======         ======           ======           ======
Total non-performing  loans to net loans
  receivable                                       0.31%         0.31%         0.42%            0.22%             0.20%
Total non-performing loans to total assets         0.20          0.19          0.25             0.13              0.12
Total non-performing assets to total assets        0.26          0.27          0.47             0.40              0.45



----------------------------------------------
(1) The other non-performing asset at September 30, 1996 represented a deposit account due to the Association whose recovery was in doubt. All funds were recovered in the subsequent periods.
(2) Net of specific valuation allowances.

         The largest non-performing asset was REO with a recorded balance of $257,000 at December 31, 1998, and an appraised value of $340,000. The loan was originated in fiscal 1989 and is collateralized by a citrus grove located in St. Lucie County. There are currently no immediate prospects for the sale of the property.

         During the year ended December 31, 1998, gross interest income of $110,000 would have been recorded on non-performing loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during such period.

         The following table sets forth information regarding delinquent loans, REO and loans to facilitate the sale of REO at December 31, 1998.


                                                                                                    At December 31, 1998
                                                                                             -----------------------------
                                                                                                   Balance         Number
                                                                                             -------------- --------------
                                                                                                (Dollars In Thousands)

Residential real estate:
  Loans 60 to 89 days delinquent                                                                      $695           12
  Loans more than 89 days delinquent                                                                 1,537           23
Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                                                                        --           --
  Loans more than 89 days delinquent                                                                    52            1
Consumer and commercial business:
  Loans 60 to 89 days delinquent                                                                       100            2
  Loans more than 89 days delinquent                                                                    67            4
Land:
  Loans 60 to 89 days delinquent                                                                        --           --
  Loans more than 89 days delinquent                                                                    12            1
REO                                                                                                    522            9
Other repossessed assets                                                                                22            2
Loans to facilitate sale of REO                                                                        151            3
                                                                                                    ------         ----
      Total                                                                                         $3,158           57
                                                                                                    ======         ====


         CLASSIFICATION OF ASSETS. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by OTS to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the savings institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated special mention by management.

         When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. Problem loans in the portfolio are regularly reviewed to determine whether any loans require classification in accordance with applicable regulations.

         The following table sets forth the aggregate amount of the Association's classified assets at the dates indicated.


                                               At December 31,                                 At September,
                              -------------------------------------------    -----------------------------------------
                                1998           1997           1996               1996           1995        1994
                                ----           ----           ----               ----           ----        ----
                                                                 (In Thousands)

Substandard assets           $3,056           $3,056        $4,205             $3,745         $8,652      $10,166
Doubtful assets                  --               --            --                 --             --           --
Loss assets                     291              547           344                544          1,565        1,520
                             ------           ------        ------             ------         ------      -------
     Total classified
       assets                $3,347           $3,603        $4,549             $4,289        $10,217      $11,686
                             ======           ======        ======             ======         ======      =======

         ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the loan portfolio based on management's evaluation of the potential losses that may be incurred. Provisions for losses, which increase the allowances for loan losses, are established by charges to income. Such allowances represent the amounts which, in management's judgment, are adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's monthly evaluation of the loan portfolio and related collateral, in light of past loss experience, the volume and type of lending engaged in by the Association, present economic conditions and other factors considered relevant by management. Anticipated changes in economic factors which may influence the level of the allowances are considered in the evaluation by management if the changes can be readily determined.

         Management continues to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. Management believes that the current allowance for loan losses is adequate, however, there can be no assurance that the allowance for loan losses will be adequate to cover losses that may in fact be realized in the future or that additional provisions for loan losses will not be required.

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.


                                                          At December 31,                                 At September 30,
                                              ----------------------------------------           ----------------------------------
                                               1998              1997             1996           1996          1995        1994
                                               ----              ----             ----           ----          ----        ----
                                                                           (Dollars In Thousands)

Total loans outstanding                       $538,204       $451,709         $389,040         $376,219      $329,442     $317,117
                                              ========       ========         ========         ========      ========     ========
Average loans outstanding for the period      $510,491       $411,098         $383,258         $346,880      $321,849     $321,721
                                              ========       ========         ========         ========      ========     ========
Allowance balance (at beginning of period)    $  2,662       $  2,542         $  2,312         $  3,492      $  3,390     $  3,748
Provision for losses(1)                            622            264              243               98           240          989
Recoveries                                         252             --               --               --            --           --
Charge-offs:
  Real estate loans(1)                            (376)          (143)             (13)          (1,264)         (132)      (1,325)
  Consumer and commercial business loans            --             (1)              --              (14)           (6)         (22)
                                              --------       --------         --------         --------      --------     --------
Allowance balance (at end of period)          $  3,160       $  2,662         $  2,542         $  2,312      $  3,492     $  3,390
                                              ========       ========         ========         ========      ========     ========
Allowance for loan losses as a percent
 of net loans receivable at end of period         0.59%          0.59%            0.65%            0.61%         1.06%        1.07%
Net loans charged off as a percent of
  average  loans outstanding                      0.02%          0.04%              --             0.37%         0.04%        0.41%
Ratio of allowance for loan losses to
  non-performing loans at end of period(2)      189.45%        193.04%          155.86%          274.58%       527.49%      114.72%
Ratio of allowance for loan losses to
 non-performing assets at end of period(2)      142.86%        135.06%           82.37%          103.86%       135.77%       51.05%



-----------------------------------------------------
(1) The provision in 1994 primarily related to four non-performing loans, including a commercial real estate loan with a principal balance in excess of $1.2 million. The Association charged off substantially all of the principal balance of such loans during fiscal years 1994 and 1996 as a result of the disposition of such loans.
(2)  Net of specific reserves.

         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.




                                                         At December 31,
                             -----------------------------------------------------------------------
                                     1998                      1997                    1996
                             ----------------------   -----------------------   --------------------
                                        % of Loans               % of Loans              % of Loans
                                          In Each                 In Each                  In Each
                                          Category              Category To                Category
                               Amount   Total Loans(1)  Amount   Total Loans(1)  Amount  Total Loans(1)
                               ------   -----------     ------   -----------     ------  -----------
                                                         (Dollars In Thousands)

 Balance at end of period
 applicable to:
 One- to four-family
  residential                    $1,540     84.16%        $1,042       78.18%     $1,037      79.68%
 Land                               650      2.55            650        3.58         630       4.71
 Multi-family residential           300      1.46            300        1.84
 Commercial real estate             550      8.05            550       12.38         300       1.96
 Consumer and commercial                                                             500       9.17
    business                        120      3.78            120        4.02          75       4.48
                                 ------      ----         ------       -----      ------      -----
 Total allowance for loan
   losses                        $3,160    100.00%        $2,662      100.00%     $2,542     100.00%
                                 ======    ======         ======      ======      ======     ======



                                                         At September 30,
                             -----------------------------------------------------------------------
                                     1996                      1995                    1995
                             ----------------------   -----------------------   --------------------
                                        % of Loans               % of Loans              % of Loans
                                          In Each                 In Each                  In Each
                                          Category              Category To                Category
                               Amount   Total Loans(1)  Amount   Total Loans(1)  Amount  Total Loans(1)
                               ------   -----------     ------   -----------     ------  -----------
                                                         (Dollars In Thousands)

 Balance at end of period
 applicable to:
 One- to four-family
  residential                   $ 870     79.83%       $ 790     79.10%        $ 700       78.52%
 Land                             630      4.20          630      4.47           630        6.18
 Multi-family residential         300      2.03          300      2.11           300        2.05
 Commercial real estate           452      9.58        1,712     10.14         1,700        9.84
 Consumer and commercial
    business                       60      4.36           60      4.18            60        3.41
                                 ----     -----       ------    ------        ------      ------

 Total allowance for loan
   losses                      $2,312    100.00%      $3,492    100.00%       $3,390      100.00%
                               ======    ======       ======    ======        ======      ======






-----------------------------
(1) Percentages do not reflect adjustments for undisbursed loan proceeds, unearned discount and net deferred fees, and allowance for loan losses.

  SECURITIES PORTFOLIO.

          The Association's primary focus is the origination of loans. However, during past periods when mortgage loan demand was moderate and the Association had de-emphasized the origination of fixed-rate loans, management invested excess liquidity in investment securities, including mutual funds, and in mortgage-backed and related securities rather than purchasing whole loans or loan participations. At December 31, 1998, the Association's securities portfolio totaled $147.8 million. Such securities are subject to classification based on the intentions of management. Securities purchased for the portfolio are classified as either held to maturity or as available for sale. The Association has no securities classified as trading. During December 1995, the provisions of SFAS No. 115 "Questions and Answers Guide" were adopted which allowed between November 15, 1995 and December 31, 1995 a one-time reclassification of securities from held to maturity to available for sale. The Association reclassified $49.5 million of securities from investments-held to maturity and mortgage-backed and related securities-held to maturity to securities available for sale. Such reclassification resulted in a credit of $247,000 to shareholders' equity. Subsequently, $749,000 of the securities were sold at no gain or loss.

         The Association maintains an Investment Committee which meets on a monthly basis to review the securities portfolio and make recommendations to be carried out by management. All investments must be rated BBB or higher by a recognized rating service. The Investment Committee consists of the Association's President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Treasurer, and Senior Vice President of Lending.

         Investments purchased are comprised primarily of United States Government and agency obligations, mutual funds that invest in mortgage-backed securities and government and agency obligations, mortgage-backed and related securities, corporate debt securities, interest-earning deposits at the FHLB and FHLB stock. Some of such investments allow the issuer to call the securities at predetermined times during the life of the security. Such calls totaled $41.8 million for fiscal 1998. Principal repayments on amortizing securities totaled $44.0 million in fiscal 1998. The repayments are a general reflection of lower interest rates which cause certain securities to pay off more rapidly.

          The Association is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Association generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in loan origination and other activities. For further information regarding the securities portfolio see Notes 1, 2 and 3 to the Notes to Consolidated Financial Statements contained in Bankshares' Annual Report to Shareholders for the Year Ended December 31, 1998 (the "Annual Report") attached hereto as
Exhibit 13.

         MORTGAGE-BACKED AND RELATED SECURITIES. The Association invests in mortgage-backed and related securities which are included in the securities portfolio and are classified as either available for sale or held to maturity. At December 31, 1998, net mortgage-backed and related securities totaled $76.9 million, or 10.0%, of total assets. Of this amount, $32.4 million was classified as held to maturity and $44.7 million was available for sale. At December 31, 1998, the market value of the net mortgage-backed and related securities portfolio totaled approximately $77.0 million. Management primarily invests in fixed-rate mortgage-backed and related securities with weighted average lives of five to seven years. Management believes that investing in short-term mortgage-backed and related securities limits the Association's exposure to higher interest rates. During fiscal year 1998, $20.1 million of mortgage-backed and related securities were purchased. Using funds provided by public funds deposits, odd-term certificates of deposit and FHLB advances instead of excess liquidity as in previous years.

         CMOs are typically issued by a special-purpose entity (in the Association's case, private issuers), which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average durations for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal paydowns from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off, and then to the next classes in order of priority. Substantially all of the CMOs held in the securities portfolio consist of senior sequential tranches, primarily investments in one of the first three tranches of the CMO. By purchasing senior sequential tranches, management is attempting to ensure the cash flow associated with such an investment. Generally, such tranches have stated maturities ranging from 6.5 years to 30 years; however, because of prepayments, the expected weighted average life of these securities is less than the stated maturities. While non-agency private issues are somewhat less liquid than CMOs issued or guaranteed by GNMA, FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs, such higher yield reflecting in part the lack of such guarantee or protection.

         SECURITIES HELD TO MATURITY. At December 31, 1998, investment securities held to maturity totaled $157.7 million and included United States Government and agency obligations totaling $13.1 million, mortgage-backed and related totaling $32.4 million, corporate debt issues totaling $7.1 million, and FHLB stock totaling $4.7 million.

         Included in corporate debt issues are asset-backed securities which include two debt securities, purchased during fiscal year 1994, which totaled $715,000 at December 31, 1998 secured by automobile loan receivables. These securities are rated BBB or above by Standard & Poors and provide an effective yield of 6.3%. While these securities have a stated maturity of six years, it is expected that because of prepayments that the receivables underlying the securities will have a weighted average life of less than the stated maturities. Debt instruments which depend on the repayment of automobile loans involve a certain degree of risk since in the event that borrowers of the automobile loan default, the issuer of the security may have insufficient funds to repay the principal or interest of the security in accordance with its terms.

         The following tables set forth the carrying value of the securities held to maturity at the dates indicated. At December 31, 1998, the market value of the investments was approximately $57.3 million. The market value of investments includes interest-earning deposits and FHLB stock at book value, which approximates market value.

                                                               At December 31,                              At September 30,
                                           ---------------------------------------------------------------  ----------------
                                                   1998                  1997                1996                 1996
                                           --------------------   -------------------   ------------------  ---------------
                                                                          (Dollars in Thousands)
Securities:
     US Government and agency obligations   $13,088      24.87%   $13,039     19.23%    $12,001     15.89%    $11,691     15.14%
     Corporate debt issues                    7,135      13.56      8,349     12.31      10,138     13.42      10,602     13.73
Mortgage-backed and related securities:
     FHLMCs                                   5,245      9.97       7,465     11.01       9,673     12.80       9,973     12.91
     FHMAs                                    2,504      4.76       3,316      4.89       3,933      5.21       4,076      5.28
     GNMAs                                    1,269      2.41       1,751      2.58       2,108      2.79       2,233      2.89
     CMOs                                    23,190     44.07      33,645     49.63      37,373     49.47      38,328     49.62
     AID loans                                  188      0.36         236      0.35         317      0.42         335      0.43
                                             ------     -----      ------     -----     -------    ------      ------    ------
        Total mortgage-backed and
              related securities             32,396     61.57      46,413     68.45      53,405     70.69      54,945     71.13
                                             ------     -----      ------     -----     -------    ------      ------    ------

        Total securities held to maturity   $52,619    100.00%    $67,801    100.00%    $75,544    100.00%    $77,238    100.00%
                                            =======    ======     =======    ======     =======    ======     =======    ======




                                                                                              Three Months
                                                                 Year Ended                       Ended            Year Ended
                                                                December 31,                   December 31,       September 30,
                                                           ----------------------             -------------       -------------
                                                            1998             1997                 1996                 1996
                                                           -------         ------                --------           --------
Securities held to maturity
    Balance, beginning of period                           $ 67,801         $75,544              $77,238             $137,178
Reclassification from held to maturity
      to available for sale                                      --              --                   --              (49,521)
    Purchases                                                    --              --                   --                5,867
    Calls                                                    (1,427)             --                   --                 (400)
    Sales                                                        --              --                   --                   --
    Maturities                                               (3,386)           (300)                  --               (7,600)
    Repayments                                              (12,067)         (8,956)              (2,044)              (9,611)
    Discount and premium amortization                         1,523           1,513                  350                1,325
    Gain on calls                                               175              --                   --                   --
                                                           --------         -------              -------              -------
     Balance, end of period                                $ 52,619         $67,801              $75,544              $77,238
                                                           ========         =======              =======              =======


         SECURITIES PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the securities portfolio at December 31, 1998.


                                                          At December 31, 1998
                              -------------------------------------------------------------------
                                One Year or Less      One to Five Years      Five to Ten Years
                              --------------------  ---------------------  ----------------------
                                       Annualized             Annualized             Annualized
                                        Weighted               Weighted               Weighted
                              Carrying   Average    Carrying    Average    Carrying    Average
                               Value      Yield      Value       Yield      Value       Yield
                              --------    -------   ---------    -------   ---------    -------
                                                      (Dollars in Thousands)
Securities held to maturity:
 United States Government
  and agency obligations      $    --         --%    $10,406      11.75%    $2,682       9.43%
 Corporate debt issues             --         --         715       6.32         --         --
 Mortgage-backed and
  related securities               --         --       3,928       6.35         --         --
                              -------       ----      ------      -----     ------       ----
Total securities held to
 maturity and FHLB stock           --         --      15,049      10.08      2,682       9.43
                              -------       ----      ------      -----     ------       ----
Securities available for
 sale:
  United States Government
   and agency obligations          --         --      10,072       5.71         --         --
  Equity securities                30       1.31          --         --         --         --
  Mutual funds                 40,387       5.60          --         --         --         --
  Mortgage-backed and
   related securities              --         --          31      15.81         --         --
                              -------       ----      ------      -----     ------       ----
Total securities
 available for sale            40,417       5.59      10,103       5.74         --         --
                              -------       ----      ------      -----     ------       ----
Total securities
 portfolio                    $40,417       5.59%    $25,152       8.34%    $2,682       9.43%
                              =======       ====     =======      =====     ======       ====



                                                           At December 31, 1998
                                 -------------------------------------------------------------------------
                                  More Than Ten Years
                                 --------------------
                                           Annualized              Total                        Annualized
                                            Weighted    ----------------------------   Average   Weighted
                                 Carrying    Average     Carrying         Market       Life in    Average
                                  Value      Yield         Value           Value        Years     Yield
                                 ---------   -------    ------------    ------------   --------   -------
                                                           (Dollars in Thousands)
Securities held to maturity:
 United States Government
  and agency obligations         $    --        --%       $ 13,088        $ 17,635       4.92%    11.28%
 Corporate debt issues             6,420       5.34          7,135           7,410       9.83      5.44
 Mortgage-backed and
  related securities              28,468       7.05         32,396          32,258      19.05      6.97
                                 -------       ----       --------        --------                -----
Total securities held to
 maturity and FHLB stock          34,888       6.74         52,619          57,303                 7.83
                                 -------       ----       --------        --------                -----
Securities available for
 sale:
  United States Government
   and agency obligations             --         --         10,072          10,072       3.12      5.71
  Equity securities                   --         --             30              30                 1.30
  Mutual funds                        --         --         40,387          40,387                 5.60
  Mortgage-backed and
   related securities             44,631       6.97         44,662          44,662      27.78      6.98
                                 -------       ----       --------        --------      -----     -----
Total securities
 available for sale               44,631       6.97         95,151          95,151                 6.26
                                 -------       ----       --------        --------                -----
Total securities
 portfolio                      $ 79,519       6.87%      $147,770        $152,454                 6.82%
                                ========       ====       ========        ========                =====


         SECURITIES AVAILABLE FOR SALE. Securities available for sale are carried on the books at fair value as required by FASB No. 115 and totaled $95.2 million at December 31, 1998. Included in securities available for sale are equity securities totaling $30,000, mutual funds totaling $40.4 million, United States Government and agency obligations totaling $10.1 million and mortgage-backed and related securities totaling $44.7 million.

         Mutual fund investments include mutual funds that invest primarily in mortgage-backed securities and government and agency securities, and are classified as available for sale for accounting purposes. The mutual funds which invest in mortgage-backed securities have characteristics similar to the mortgage-backed securities in which they invest. Mutual fund investments include approximately $35.4 million in funds which invest in adjustable-rate mortgage-backed securities issued by FNMA, FHLMC and Government National Mortgage Association ("GNMA"), as well as CMOs and real estate mortgage investment conduits and other securities collateralized by or representing interests in real estate mortgages, and approximately $5.0 million in funds which invest in asset-backed, corporate and CMO obligations.

         The following tables set forth the carrying value of, and activity in, the securities available for sale at the dates indicated.


                                                                      At                                               At
                                                                  December 31,                                    September 30,
                                       -----------------------------------------------------------------       ------------------
                                               1998                   1997                    1996                    1996
                                         -----------------      -----------------      -----------------       ------------------
                                            $         %            $         %            $        %              $           %
                                         -------   -------      --------   ------      -------    ------       --------    ------
                                                                        (Dollars In Thousands)
Equity securities(1)                     $    30     0.03%      $     23     0.02%     $     14     0.01%      $    115      0.09%
U. S. Government and Agency
   obligations                            10,072    10.59         55,175    38.78        28,097    22.82         27,942     22.48
Mutual funds                              40,387    42.44         40,721    28.62        43,067    34.97         42,912     34.53
Mortgage-backed and
   related securities:
       GNMAs                              19,790    20.80             --       --            --       --             --
       CMOs                               24,872    26.14         46,350    32.58        51,974    42.20         53,318     42.90
                                         -------   ------       --------   ------      --------   ------       --------    ------
Total securities available for sale      $95,151   100.00%      $142,269   100.00%     $123,152   100.00%      $124,287    100.00%
                                         =======   ======       ========   ======      ========   ======       ========    ======

--------------------------------------
(1)   Consists of $30,000, $23,000, $14,000 and $14,000 in FNMA stock which was purchased in order for the Association to qualify as a FNMA servicer and at September 30, 1996, $101,000 in securities issued by the Financial Institutions Insurance Group Limited.

                                                                                                 Three Months
                                                                       Year Ended                     Ended          Year Ended
                                                                      December 31,                 December 31,     September 30,
                                                               --------------------------          ------------     -------------
                                                                 1998              1997               1996                1996
                                                               --------          --------           --------            --------
                                                                                          (In Thousands)
Securities available for sale:
   Balance, beginning of period                                $142,269          $123,151           $124,287            $ 27,028
Securities reclassified from held to maturity
 to available for sale                                               --                --                 --              49,521
   Purchases                                                     25,086            46,311                 --              67,787
   Calls                                                        (40,323)          (16,000)                --             (12,012)
   Sales                                                             --            (2,435)              (100)               (749)
   Maturities                                                        --            (3,000)                --              (2,000)
   Repayments                                                   (31,955)           (7,291)            (1,271)             (4,514)
   Discount and premium amortization                                323               137                 38                 138
   (Gain) loss on sales and calls                                    --                (8)                51                 254
   Increase (decrease) in market value                             (249)            1,404                146              (1,166)
                                                               --------          --------           --------            --------
   Balance, end of period                                      $ 95,151          $142,269           $123,151            $124,287
                                                               ========          ========           ========            ========


         INTEREST -EARNING DEPOSITS AND FHLB OF ATLANTA STOCK. Excess funds are primarily invested on a daily basis in an interest-earning overnight account at the FHLB of Atlanta. The balance of this account was $100.3 million at December 31, 1998. In addition, interest-earning deposits totaling $1.4 million were held in other financial institutions at December 31, 1998. Such funds are available to provide liquidity to meet lending requirements and daily operations.

         The Association is required to purchase and maintain FHLB of Atlanta stock based on the Association's asset size and outstanding total of FHLB advances. FHLB of Atlanta stock is not readily marketable as it is not traded on a registered security exchange.

         The following table sets forth the carrying value of interest-earning deposits and FHLB of Atlanta stock at the dates indicated.


                                                                   At December 31,                         At September 30,
                                                  ----------------------------------------------           ---------------
                                                    1998                 1997             1996                    1996
                                                  ---------             -------          -------                -------
Interest earning deposits:
    FHLB-Atlanta                                  $100,332              $13,621          $28,895                $29,380
    Other deposits                                   1,378                   --               --                     --
                                                  --------              -------          -------                -------
        Total interest-earning deposits           $101,710              $13,621          $28,895                $29,380
                                                  ========              =======          =======                =======
FHLB Stock                                        $  4,722              $ 3,264          $ 2,864                $ 5,384
                                                  ========              =======          =======                =======


SOURCES OF FUNDS

         GENERAL. Deposits are the major source of funds for lending and other investment purposes. In addition to deposits, funds are derived from the amortization and prepayment of loans and mortgage-backed and related securities, the maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Although the Association periodically reviews the features and terms of its deposit products, the Association currently does not intend to materially change any of the deposit products or services it currently offers.

         DEPOSITS. Consumer and commercial deposits are attracted principally from within the market area through the offering of a broad selection of deposit instruments including non-interest-bearing demand accounts, NOW accounts, passbook savings, money market deposit accounts, term certificate accounts and individual retirement accounts. While deposits of $100,000 or more are accepted, premium rates for such deposits are not currently offered. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. A management committee meets weekly to evaluate the internal cost of funds, survey rates offered by competing institutions, review the Association's cash flow requirements for lending and liquidity and the amount of certificates of deposit maturing in the upcoming weeks. This committee executes rate changes when deemed appropriate. Funds are not obtained through brokers, nor are funds solicited outside the Association's market area.

         The following table sets forth information regarding interest rates, terms, minimum amounts and balances of deposits as of December 31, 1998.


                                                                                                              Percentage
    Weighted                                                                                                      of
    Average            Minimum                                                  Minimum                          Total
  Interest Rate          Term          Checking and Savings Deposits(1)          Amount         Balances        Deposits
  -------------          ----          ------------------------------           -------         --------       ---------
                                                                                         (In Thousands)
      0.00%              None         Non-interest-bearing accounts                None          $ 31,769           5.34 %
      1.00               None         NOW accounts                                $ 100            82,628          13.91
      1.73               None         Passbook accounts                             100            32,919           5.54
                         None         Money market deposit accounts               1,000            89,895          15.12
                                                                                                 --------         ------
                                      Total checking and savings deposits                         237,211          39.91
                                                                                                 --------         ------

                                          CERTIFICATES OF DEPOSIT(1)

      4.39         1- 5 months        Fixed term, fixed-rate                      1,000            15,385           2.59
      4.77         6-11 months        Fixed term, fixed-rate                      1,000            51,765           8.71
      5.44        12-17 months        Fixed term, fixed-rate                      1,000           188,952          31.79
      5.61        24-30 months        Fixed term, fixed-rate                      1,000            23,061           3.88
      5.73        36-47 months        Fixed term, fixed-rate                      1,000            12,513           2.10
      5.94        48-59 months        Fixed term, fixed-rate                      1,000             2,401           0.40
      6.16        Over 60 months      Fixed term, fixed-rate                      1,000            58,920           9.91
      1.74        Various             Fixed term, fixed-rate                      1,000               940           0.16
      4.62        Various             Negotiated Jumbo                          100,000             3,252           0.55
                                                                                                 --------         ------
                                      Total certificates of deposit                               357,189          60.09
                                                                                                 --------         ------
                                      Total deposits                                             $594,400         100.00%
                                                                                                 ========         ======

--------------------------------

(1) IRA and KEOGH accounts are generally offered throughout all terms stated above with balances of $47.9 million and $1.3 million, respectively at December 31, 1998.

         The following tables sets forth the change in dollar amount in the various types of savings accounts offered between the dates indicated:


                                 Balance    Percent                     Balance    Percent
                                   at          of           Incr.         at         of         Incr.
                                12/31/98    Deposits       (Decr.)     12/31/97   Deposits     (Decr.)
                               ------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Non-interest-bearing demand
     accounts                     $ 31,769       5.34%       $ 7,054    $ 24,715    4.49%    $ 6,088
NOW accounts                        82,628      13.91         12,766      69,862   12.69       2,786
Passbooks                           32,919       5.54          2,698      30,221    5.49        (600)
Money market deposit
     accounts                       89,895      15.12         11,063      78,832   14.31       9,318
Time deposits which mature:
     Within 12 months              277,254      46.64         16,482     260,772   47.35       6,975
     Within 12-36 months            53,733       9.04         (5,061)     58,794   10.67      17,590
     Beyond 36 months               26,202       4.41         (1,310)     27,512    5.00      (5,158)
                                  --------     ------        -------    --------  ------     -------
          Total deposits          $594,400     100.00%       $43,692    $550,708  100.00%    $36,999
                                  ========     ======        =======    ========  ======     =======






                                   Balance   Percent                  Balance  Percent
                                     at         of       Incr.          at        of
                                  12/31/96   Deposits   (Decr.)       9/30/96  Deposits
                                 --------------------------------   -------------------
                                               (Dollars in Thousands)
Non-interest-bearing demand
     accounts                    $ 18,627      3.63%     $  (905)    $ 19,532     3.91%
NOW accounts                       67,076     13.06        3,978       63,098    12.65
Passbooks                          30,821      6.00          (54)      30,875     6.19
Money market deposit
     accounts                      69,514     13.53           93       69,421    13.91
Time deposits which mature:
     Within 12 months             253,797     49.40       13,557      240,240    48.15
     Within 12-36 months           41,204      8.02       (1,510)      42,714     8.56
     Beyond 36 months              32,670      6.36         (379)      33,049     6.63
                                 --------    -------     -------     --------   ------
          Total deposits         $513,709    100.00%     $14,780     $498,929   100.00%
                                 ========    =======     =======     ========   ======



         The following table sets forth the certificates of deposit classified by rates as of the dates indicated.


                                              At December 31,                 At September 30,
                                  ---------------------------------------     ----------------
                                    1998          1997             1996             1996
                                  --------      --------         --------         --------
                                                           (In Thousands)
Rate
3.00% or less                     $    940      $  1,436         $  1,035         $  1,600
3.01 - 3.99%                            11            11              598              903
4.00 - 4.99%                        74,835        35,699           51,484           80,831
5.00 - 5.99%                       238,564       262,029          232,313          193,281
6.00 - 6.99%                        33,983        39,186           33,568           29,571
7.00 - 7.99%                         8,856         8,717            8,673            9,817
                                  --------      --------         --------         --------
                                  $357,189      $347,078         $327,671         $316,003
                                  ========      ========         ========         ========


         The following table sets forth the amount and maturities of certificates of deposit at December 31, 1998.


                                                                    Amount Due
                      -------------------------------------------------------------------------------------------------------
                        Less Than        1-2          2-3            3-4             4-5         After 5
                        One Year        Years        Years          Years           Years         Years           Total
                        --------        -----        -----          -----           -----         -----           -----
                                                                 (In Thousands)
Rate
3.00% or less            $    109     $      6      $      2        $     16       $     16         $ 791         $    940
3.01 - 3.99%                   --           11            --              --             --            --               11
4.00 - 4.99%               71,234        2,319           814              10            458            --           74,835
5.00 - 5.99%              197,083       17,901         7,422           6,692          9,466            --          238,564
6.00 - 6.99%                8,481        9,044         7,705           8,072            681            --           33,983
7.00 - 7.99%                  347        8,509            --              --             --            --            8,856
                         --------     --------      --------        --------       --------         -----         --------
                         $277,254     $ 37,790      $ 15,943        $ 14,790       $ 10,621         $ 791         $357,189
                         ========     ========      ========        ========       ========         =====         ========

         The following table indicates the amount of negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                       Certificates
                                                        of Deposit
                                                        of $100,000
             Remaining Maturity                           or More
             ------------------                       -------------
                                                      (In Thousands)

             Three months or less                        $15,597
             Three through six months                      6,660
             Six through twelve months                    14,710
             Over twelve months                           13,100
                                                         -------
                Total                                    $50,067
                                                         =======

         Deposits are used to fund loan originations, the purchase of securities and for general business purposes. The deposit growth in fiscal year 1998 of $43.7 million reflected the use of odd-term and promotional certificate of deposit products, as well as increased retail deposits generated by aggressive, competitive pricing of such products in the market area. The Association also continues to emphasize commercial checking accounts for small local businesses.

         The following table sets forth the net changes in the deposit activities for the periods indicated.


                                                                                         Three Months
                                           Years Ended                  Ended             Year Ended
                                           December 31,              December 31,        September 30,
                                  ---------------------------        ------------       --------------
                                     1998             1997              1996               1996
                                  ----------       ----------         --------          ----------
                                                            (In Thousands)

Deposits                          $2,737,244       $2,433,375         $554,294          $2,158,898
Withdrawals                        2,715,239        2,416,860          549,264           2,114,903
                                  ----------       ----------         --------          ----------
Net increase before
 interest credited                    22,005           16,515            5,030              43,995
Interest credited                     21,687           20,484            9,750              17,558
                                  ----------       ----------         --------          ----------
Net increase in deposits          $   43,692       $   36,999         $ 14,780          $   61,553
                                  ==========       ==========         ========          ==========


         BORROWINGS. Savings deposits are the primary source of funds for lending and investment activities and for general business purposes. If the need arises, advances from the FHLB may be used to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Association's stock in the FHLB and a blanket floating lien on the Association's one- to four-family first mortgage loans. At December 31, 1998, $91.9 million of FHLB advances were outstanding with a weighted average interest rate of 5.76%.

         The FHLB functions as a central reserve bank providing credit for the Association and other member savings institutions and financial institutions. As a member, the Association is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Association, although the Association periodically utilizes its ability to access advances in order to take advantage of investment opportunities which may arise.

         On September 30, 1983, the Association sold two of its branches to another financial institution. Under terms of the sale, the Association issued a 10.94%, 30-year term mortgage-backed bond (the "Bond") for approximately $41.6 million. A discount was recorded on the Bond which is being accreted on the interest method of accounting over the life of the Bond. The Bond bears an interest rate that is adjustable semi-annually on each April 1 and October 1 to reflect changes in the average of the United States 10-year and 30-year long-term bond rates. At December 31, 1998, the net outstanding balance of the Bond was $15.4 million with an effective rate of 8.78%. For further information on the Bond, see Note 12 to the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         On October 24, 1994, in connection with the Association's Plan of Reorganization into a mutual holding company, the Association established an Employee Stock Ownership Plan ("ESOP") for all eligible employees. The ESOP's purchase of 389,248 (as adjusted by the exchange ratio of 2.0445) shares of common stock in the open market was initially funded by a loan held by an unaffiliated financial institution with an interest rate based on the monthly average of the Federal Funds high and low rate plus 2.35%. During 1998, the Mid-Tier Holding Company loaned sufficient funds to the ESOP to permit the ESOP to repay the loan to the unaffiliated lender. Such loan was transferred to Bankshares in the conversion and reorganization. The loan is being repaid from the Association's contributions to the ESOP over a period of up to seven years and had an outstanding balance of $1.0 million at December 31, 1998. The loan has a fixed interest rate of 8.50%. In addition, Bankshares loaned $4.4 million during the offering to permit the ESOP to purchase an additional 437,652 shares. The new loan is being repaid over 15 years and has a fixed interest rate of 7.75%. For further information, see Note 11 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.

         The following table sets forth the source, balance, and rate of borrowings for the years ended December 31, 1998 and 1997, for the three months ended December 31, 1996, and for the year ended September 30, 1996.


                                                         During the                During the
                                                            Years                 Three Months           During the
                                                            Ended                     Ended              Year Ended
                                                         December 31,              December 31,         September 30,
                                              -----------------------------------------------------------------------
                                               1998                  1997             1996                1996
                                              -------              -------           -------            -------
                                                                        (Dollars in Thousands)
FHLB advances:
  Maximum month-end balance                   $94,443              $57,341           $36,350            $36,350
  Balance at end of period                     91,920               57,341            34,763             36,350
  Average balance(1)                           74,614               42,952            35,657             22,110
Weighted average interest rate
      during the period                          5.94%                6.38%             6.72%              6.36%
Weighted average interest rate
      at end of period                           5.76%                6.25%             6.69%              6.70%

Mortgage-backed bond:
  Maximum month-end balance                   $16,414              $17,312           $18,204            $18,660
  Balance at end of period                     15,430               16,333            17,230             17,454
  Average balance(1)                           15,989               16,888            17,428             18,033
Weighted average interest rate
      during the period                          9.70%               10.94%            11.17%             10.41%
Weighted average interest
      rate at end of period                      8.78%               10.49%            11.19%             10.52%


------------------------------------
(1) Computed on the basis of  month-end balances.

SUBSIDIARY ACTIVITIES

         The Association currently has one active subsidiary, ComFed, Inc., which was formed in February 1971 for the purpose of owning and operating an insurance agency, Community Insurance Agency, which sells mortgage life insurance. ComFed, Inc. also receives income and incurs related expenses from the sale of third party mutual funds and annuities. Such third party mutual funds and annuities include products widely marketed to the investing public and have investment advisors that are not affiliated with ComFed, Inc. For the year ended December 31, 1998, ComFed, Inc. reported net income of $134,000. At December 31, 1998, the Association had an equity investment in ComFed, Inc. of $207,000.

PERSONNEL

         As of December 31, 1998, Bankshares had no separately compensated employees. Officers of Bankshares are employees of the Association and receive all compensation from the Association. Because Bankshares' only activity is holding the stock of the Association, employees of the Association perform limited duties for Bankshares.

         As of December 31, 1998, the Association had 265 full-time and 52 part-time employees. None of such employees is represented by a collective bargaining group. The Association believes it has a good relationship with its employees.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which are applicable to Bankshares and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

GENERAL

         The Association, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Association also is subject to regulation and examination by the FDIC, which insures the deposits of the Association to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

         The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

BANKSHARES

         HOLDING COMPANY ACQUISITIONS. In December 1998, Bankshares became a savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and has registered with the OTS. The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more that 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         HOLDING COMPANY ACTIVITIES. Bankshares operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company and its non-savings institution subsidiaries. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Association - Qualified Thrift Lender Test."

         The HOLA requires every savings institution subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other nonwithdrawable stock, or else such dividend will be invalid. See "- The Association - Capital Distributions."

         AFFILIATE RESTRICTIONS. Transactions between a savings institution and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act and OTS regulations. Affiliates of a savings institution include, among other entities, the savings institution's holding company and companies that are controlled by or under common control with the savings institution.

         In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings institution and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, under the OTS regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         The OTS regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

THE ASSOCIATION

         INSURANCE OF ACCOUNTS. The deposits of the Association are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital("well capitalized," "adequately capitalized," and "undercapitalized")which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are further divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from 23 basis points for well-capitalized, healthy institutions to 31 basis points for undercapitalized institutions with substantial supervisory concerns.

         The deposits of the Association are currently insured by the SAIF. Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF achieved a fully funded status first, and therefore as discussed below, effective January 1, 1996, the FDIC substantially reduced the average deposit insurance premium paid by BIF-insured banks. On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then-current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

         On September 30, 1996 Congress passed, and the President signed, the Deposit Insurance Funds Act of 1996 (the "DIF") which mandated that all institutions which have deposits are insured by SAIF were required to pay a one-time special assessment of 65.7 basis points on SAIF-insured deposits (subject to adjustment for certain types of banks with SAIF deposits) that were held at March 31, 1995 payable by November 27, 1996 to recapitalize the SAIF. The assessment increased the SAIF's reserve ratio to a comparable level to that of the BIF at 1.25% of total insured deposits. The Association's share of this special assessment totaled $2.8 million and is reflected in the 1996 operating results. The FDIC, in connection with the recapitalization, also lowered SAIF premiums from $0.23 per $100 to $0.065 per $100 of insured deposits beginning in January 1997.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

         REGULATORY CAPITAL REQUIREMENTS. The OTS capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The OTS is also authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

         Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

         Under the leverage capital requirement adopted by the OTS, savings associations maintain "core capital" in an amount equal to at least 3% of adjusted total assets. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles ("GAAP"), and "qualifying supervisory goodwill," less non-qualifying intangible assets. At December 31, 1998, the Association's ratio of core capital to total adjusted assets was 12.8%.

         Under the risk-based capital requirement, a savings association must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one- to four-family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions can add back unrealized losses and deduct unrealized gains net of taxes, on debt securities reported as a separate component of GAAP capital.

         The OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1998 the Association had no investments subject to a deduction from tangible capital.

         The OTS amended its risk-based capital requirements that would require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings association is considered to have a " normal " level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an association's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, in October 1994, the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67, which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

         Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

         At December 31, 1998, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios 12.8%, 12.8%, and 25.0%, respectively. See Note 13 to the Notes to Consolidated Financial Statements included in the Annual Report.

         The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from paying any dividends.

         PROMPT CORRECTIVE ACTION. Under the prompt corrective action regulations of the OTS, an institution is deemed to be (i) "well-capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less that 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances),(iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At December 31, 1998, the Association was in the "well capitalized" category for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

         SAFETY AND SOUNDNESS GUIDELINES. The OTS and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Association believes that it is in compliance with these guidelines and standards.

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. For the month ended December 31, 1998, the Association's average liquidity ratio was 17.8%.

         CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulations created a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

         Under recently adopted amendments to the OTS' regulations which become effective April 1, 1999, a savings institution that before and after the proposed distribution would at least be adequately capitalized, subject to certain exceptions, may make capital distributions during any calendar year equal to net income for the applicable calendar year plus net income for the prior two years less any capital distribution in those prior periods. Failure to meet minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "-Regulatory Capital Requirements."

         In order to make distributions under its safe harbor, institutions which are subsidiaries of savings and loan holding companies must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside that state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under the state law prior to the savings institution's conversion to a federal charter.

         Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

         COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Code or by meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operation: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any new advances from its FHLB, other than special liquidity advances with the approval of the OTA; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the portion of the QTL test that is based on Section 10(m) of the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Atlanta; and direct or indirect obligations of the FDIC. In a recent amendment to the QTL, small business loans, credit car loans, student loans and loans for personal, family and household purposes were allowed to be included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1998, the qualified thrift investments of the Association were approximately 82.2% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function or savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E. advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1998, the Association had $91.9 million of FHLB advances. See Note 11 to Notes to Consolidated Financial Statements.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Association had $4.7 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Association's FHLB stock was 7.25% for the fiscal years ended December 31, 1998, 1997 and 1996.

         FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1998, the Association was in compliance with there reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         For federal income tax purposes, Bankshares files a consolidated federal income tax return with the Association on a fiscal year basis.

         On May 13, 1997, permission was received from the Internal Revenue Service ("IRS") to change the accounting period, for federal income tax purposes, from September 30th to December 31st, effective December 31, 1996.

         Bankshares and the Association are subject to the rules of federal income taxation generally applicable to corporations under the Code. Most corporations are not permitted to make deductible additions to bad debt reserves under the Code. However, prior to the effective date of legislation passed in 1996, savings and loan associations and savings associations such as the Association, which met certain tests prescribed by the IRS may have benefited from favorable provisions provided for in Section 593 of the code regarding deductions for taxable income for annual additions to the bad debt reserve.

         During 1996, effective for years beginning after December 31, 1995, legislation was passed that repealed section 593 of the Code. Section 593 allowed thrift institutions, including the Association, to use the percentage-of-taxable income bad debt accounting method, if more favorable than the specific charge-off method, for federal income tax purposes. The excess reserves (deduction based on the percentage-of-taxable income less the deduction based on the specific charge-off method) accumulated post-1987 are required to be recaptured ratably over a six year period beginning in 1996. The excess reserve as of December 31, 1996 was approximately $435,000. The same legislation forgave the tax liability on pre-1987 accumulated bad debt reserves which would have penalized any thrift choosing to adopt a bank charter because the tax would have become due and payable. The unrecorded potential liability that was forgiven approximated $4.3 million. See Note 9 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.

         Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the financial statements. In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109). SFAS 109 was implemented by Bankshares retroactively, effective October 1, 1993. The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

         Bankshares is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds Bankshares' regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the interest on certain tax-exempt bonds issued after August 7, 1986. In addition. for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

         The Association was audited by the IRS for the tax year 1990 during fiscal year 1994. Based upon the audit, the Association received a "no-change" letter from the IRS. Bankshares has not been audited by the IRS. See Notes 1 and 9 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13.

STATE TAXATION

         Under the laws of the State of Florida, Bankshares and its subsidiary are generally subject to 5.5% tax on net income. The tax may be reduced by a credit of up to 65% of the tax due as a result of certain intangible taxes. The tax is deductible by Bankshares in determining its federal income tax liability. Bankshares has not been audited by the State of Florida.

ITEM 2. PROPERTIES

         Bankshares owns no property independently from the Association. The Association conducts its business through its home office located in North Palm Beach, Florida, and 21 full-service branch offices and a loan production office located in Palm Beach, Martin, St. Lucie, and Indian River Counties. The following table sets forth certain information concerning the home office and each branch office of the Association at December 31, 1998. The aggregate net book value of the Association's premises and equipment was $26.0 million at December 31, 1998. For additional information regarding the Association's properties, see Note 6 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13. In addition, the Association owns or has placed earnest funds on four parcels of real estate for use as possible future branch sites. The Association's total investment in such other properties totaled $3.3 million at December 31, 1998 which is included in the aggregate net book value of the Association's premises and equipment set forth above.


Location                                         Address                           Opening Date            Owned/Lease
--------                                         -------                           ------------            -----------
Home Office                   660 U.S. Highway l, North Palm Beach, Florida            02/19/88            Owned

BRANCH OFFICES
--------------
Riviera Beach                 2600 Broadway, Riviera Beach, Florida                    08/19/55            Owned

Tequesta                      101 N. U.S. Highway One, Tequesta, Florida               07/19/59            Owned

Port Salerno                  5545 SE Federal Highway, Port Salerno,                   11/05/74            Owned
                              Florida

Palm Beach Gardens            9600 N. Alternate AlA, Palm Beach Gardens,               12/19/74            Owned
                              Florida

Jensen Beach                  1170 NE Jensen Beach Boulevard,                          01/28/75            Owned
                              Jensen Beach, Florida

Singer Island                 1100 East Blue Heron Boulevard,                          04/01/75            Owned
                              Riviera Beach, Florida

Gallery Square                389 Tequesta Drive, Tequesta, Florida                    01/30/76            Lease(1)

Ft. Pierce                    1050 Virginia Avenue, Ft. Pierce, Florida                07/23/85            Owned

Port St. Lucie Blvd.          147 SW Port St. Lucie Blvd.,                             12/07/98            Owned
                              Port St. Lucie, Florida

Martin Downs                  3102 Martin Downs Boulevard,                             07/24/85            Lease(2)
                              Palm City, Florida

Maplewood                     1570 Indiantown Road., Jupiter, Florida                  10/05/98            Owned

Bluffs                        3950 U.S. Highway 1, Jupiter, Florida                    09/18/86            Lease(3)

Village Commons               971 Village Boulevard, West Palm Beach,                  06/26/89            Lease(4)
                              Florida

Hobe Sound                    11400 SE Federal Highway, Hobe Sound, Florida            02/05/90            Owned



Location                                         Address                           Opening Date            Owned/Lease
--------                                         -------                           ------------            -----------
St. Lucie West                  1549 St. Lucie West Boulevard,                         06/06/94            Owned
                                Port St. Lucie, Florida

Jupiter                         520 Toney Penna Drive, Jupiter, Florida                07/10/95            Owned

PGA                             PGA Shoppes on the Green, 7102 Fairway                 04/22/96            Owned
                                Drive, Palm Beach Gardens, Florida

Vero Beach                      6030 20th Street, Vero Beach, Florida                  07/21/97            Owned

Hutchinson Island               4417 NE Ocean Boulevard, Jensen Beach,                 01/21/97            Lease(5)
                                Florida

Lake Worth                      5702 Lake Worth Road, Suite # 3,                       10/20/97            Lease(6)
                                Lake Worth, Florida

LOAN PRODUCTION OFFICE
----------------------
Vero Beach                      2903 Cardinal Drive                                    03/01/98            Lease(7)
                                Vero Beach, Florida

OTHER FACILITIES
----------------
Training Center                 20 Waterway Drive, Tequesta, Florida                   7/15/98             Owned

Melbourne                       1901 S. Harbor City Blvd.                              05/01/98            Lease(8)
                                Suite 801, Melbourne, Florida


------------------------------

(1) This lease expires on December 31, 2000 and provides for a renewal option which runs through December 31, 2015.
(2) This lease expires on August 8, 1999 and provides for a renewal option which runs through August 8, 2004.
(3) This lease expires on October 31, 2001 and provides for a renewal option which runs through October 31, 2016.
(4) This lease expires on June 25, 2004 and provides for a renewal option which runs through June 25, 2014.
(5) This lease expires on June 30, 1999 and provides for a renewal option which runs through December 31, 2002.
(6) This lease expires on March 1, 2000 and provides for a renewal option which runs through August 1, 2002.
(7) This lease expires on February 28, 2000 and provides for a annual renewal option which next expires February 28, 2001.
(8) This lease expires on April 30, 2000. The facility, which was previously used by the Association as a loan production office, is currently being sub-leased to another tenant.

ITEM 3. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

         There are various claims and lawsuits in which Bankshares is periodically involved incident to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

         The Association reached a final settlement with its insurance company during the first quarter of 1999 on a claim related to a defalcation by a former employee. The Association has recorded a partial recovery of the previously recorded allowance for loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------------------


         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
-------------------------------------------------------------------------------

         Bankshares had 10,548,884 issued and outstanding shares at December 31, 1998. Bankshares initial registration statement (No. 333-62069) on Form S-1 was declared effective on October 29, 1998. The Conversion offering commenced on November 6, 1998 and expired on December 3, 1998. Friedman, Billings, Ramsey and Co., Inc was the conversion agent in the offering. The sale in the Conversion offering of 5,470,651 shares of Bankshares' common stock, par value $1.00 per share ("Common Stock"), closed on December 15, 1998 for gross proceeds of $54.9 million. Net of offering costs and expenses of $1.7 million, the offering generated net proceeds of $53.2 million. Of such proceeds, $4.4 million was loaned to Bankshares' ESOP for the purchase by the ESOP of 437,652 shares of Common Stock and $26.7 million was contributed to the Association in exchange for the common stock of the Association issued in its conversion and reorganization and was initially invested in interest-earning deposits at December 31, 1998 pending investment in loans and securities. Bankshares used a portion of the remaining $22.2 million to make a $21.0 million intercompany loan to the Association at December 31, 1998. For information concerning the market for Bankshares' common stock, see the section captioned "Corporate Information" in Bankshares' Annual Report attached as Exhibit 13 hereto and which is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
-------------------------------------------------------------------------------

         The "Financial Highlights" section of Bankshares' Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Bankshares' Annual Report is incorporated herein by reference.

ITEM 7-A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------------------

           Information with respect to quantitative and qualitative disclosures about market risk are incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - " Market Risk Analysis", and "Market Value of Portfolio Equity" in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
-------------------------------------------------------------------------------

         The financial statements identified in Item 14(a)(1) hereof are incorporated by reference to Bankshares' Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------------

             Information required by this section is incorporated herein by reference from Bankshares' definitive Proxy Statement for the Annual Meeting of Shareholders which will be filed no later than April 30, 199 (the "Proxy Statement"), specifically the section captioned "Ratification of Appointment of Independent Accountants".

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------------------

         Information concerning Directors and Executive Officers of Bankshares is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Information with Respect to Nominees for Directors, Directors Whose Term Continues and Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------------------------------------------------------

         Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------

         Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Executive Compensation-Indebtedness of Management and Affiliated Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------


         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)  FINANCIAL STATEMENTS

                   Independent Auditors' Report
                   Consolidated Statements of Financial Condition,
                        December 31, 1998, 1997, and 1996.

                   Consolidated Statements of Operations,
                      Years Ended December 31, 1998 and 1997, Three Months Ended December 1996, Years Ended September 30, 1996, and
                      1995.

                   Consolidated Statements of Shareholders' Equity,
                      Years Ended December 31, 1998 and 1997, Three Months Ended December 31, 1996, Years Ended September 30, 1996, and 1995.

                   Consolidated Statements of Cash Flows,
                      Years Ended December 31, 1998 and 1997, Three Months Ended December 31, 1996, Years Ended September 30, 1996, and 1995.

                   Notes to Consolidated Financial Statements.

         (a)(2) FINANCIAL STATEMENT SCHEDULES

                No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3) EXHIBITS

                3.1 Certificate of Incorporation of Community Savings Bankshares, Inc.*

                3.2  Bylaws of Community Savings Bankshares, Inc.*

                4.0 Form of Stock Certificate of Community Savings Bankshares, Inc.*

                10.1 1995 Stock Option Plan*

                10.2 1995 Recognition and Retention Plan for Employees and
                     Outside Directors*

                10.3 Form of Employment Agreement between Community Savings
                     Bankshares, Inc. , Community Savings, F. A. and James B. Pittard, Jr.

                10.4 Form of Change in Control Agreement between Community
                     Savings Bankshares, Inc., Community Savings, F. A. and James B, Pittard, Jr.

                10.5 Form of Change in Control Agreement with Certain Officers of Community Savings Bankshares, Inc. and Community Savings, F. A.

                13   1998 Annual Report to Shareholders.

                21 Subsidiaries of the Registrant - Reference is made to Item 1 "Business" for the required information.

                23   Consent of Crowe Chizek and Company LLP.

                27   Financial Data Schedule.

                * Incorporated by reference from the Registration statement on Form S-1 (333-62069) first filed with the SEC on August 21, 1998.

         (b)         REPORTS ON FORM 8-K:

                           None.

         (c)         The exhibits listed under (a)(3) above are filed herewith.

         (d)         Not applicable.

         ---------------------

        *  Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       COMMUNITY SAVINGS BANKSHARES, INC.

Date: March 25, 1999                    By: /s/ James B. Pittard, Jr.
                                           ------------------------------------
                                           James B. Pittard, Jr.
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ James B. Pittard, Jr.                             By: /s/ Larry J. Baker, CPA
    --------------------------------------------              ----------------------------------------------
    James B. Pittard, Jr., President and Chief                Larry J. Baker, CPA, Senior Vice President,
      Executive Officer                                         Chief Financial Officer and Treasurer
      (Principal Executive Officer)                             (Principal Financial and Accounting Officer)

Date:  March 25, 1999                                     Date: March 25, 1999



By: /s/ Frederick A. Teed                                 By: /s/ Forest C. Beaty
    --------------------------------------------              ----------------------------------------------
    Frederick A. Teed, Chairman of the Board                  Forest C. Beaty, Jr., Director

Date:  March 25, 1999                                     Date: March 25, 1999



By: /s/ Robert F. Cromwell                                By: /s/ Karl D. Griffin
    --------------------------------------------              ----------------------------------------------
    Robert F. Cromwell, Director                              Karl D. Griffin, Director

Date:  March 25, 1999                                     Date: March 25, 1999



By: /s/ Harold I. Stevenson
    --------------------------------------------
    Harold I. Stevenson, CPA, Director

Date:  March 25, 1999
