Form 10-Q
period 1999-03-31
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 1999-05-11
CIK 1068725

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 1999

                                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to ___________________

                        Commission File Number 000-29460

                       COMMUNITY SAVINGS BANKSHARES, INC.

-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         65-0870004
    -------------------------------                        ------------------
    (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

          660 US Highway One
         North Palm Beach, FL                                      33408
    -------------------------------                              ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE                              (ZIP CODE)
               OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212
                                                           --------------

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     As of May 10, 1999, there were 10,548,884 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                             PAGE
------------------------------                                                            ----
Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of
              March 31, 1999 (Unaudited) and December 31, 1998                              2

              Consolidated Statements of Operations  (Unaudited) for the three months
              ended March 31, 1999 and 1998                                                 3

              Consolidated Statements of Comprehensive Income (Unaudited) for the
              three months ended March 31, 1999 and 1998                                    3

              Consolidated Statements of Changes in Shareholders' Equity
              for the year ended December 31, 1998 and for the
              three months ended March 31, 1999 (Unaudited)                                 4

              Consolidated Statements of Cash Flows (Unaudited) for the three months
              ended March 31, 1999 and 1998                                                 5

              Notes to Consolidated Financial Statements (Unaudited)                        6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                     9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                   15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                            16

Item 2.       Changes in Securities                                                        16

Item 3.       Default Upon Senior Securities                                               16

Item 4.       Submission of Matters to a Vote of Security Holders                          16

Item 5.       Other Information                                                            16

Item 6.       Exhibits and Reports on Form 8-K                                             16

              Signature Page                                                               17



ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998


                                                                                         March 31,           December 31,
                                                                                           1999                 1998
                                                                                        -----------         -------------
                                                                                        (Unaudited)
                                                                                                (In thousands)
ASSETS
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                                    $ 15,376             $ 15,305
     Interest-bearing deposits                                                              57,247              101,710
                                                                                          --------             --------
        Total cash and cash equivalents                                                     72,623              117,015

  Securities available for sale                                                            107,214               95,151
  Securities held to maturity                                                               47,814               52,619
  Loans receivable, net of allowance for loan losses                                       566,928              538,204
  Accrued interest receivable                                                                2,861                2,782
  Office properties and equipment, net                                                      25,950               26,016
  Real estate owned, net                                                                       741                  522
  Federal Home Loan Bank stock - at cost                                                     4,722                4,722
  Other assets                                                                               6,856                7,010
                                                                                          --------             --------
        Total assets                                                                      $835,709             $844,041
                                                                                          ========             ========

LIABILITIES
  Deposits:
     Demand deposits                                                                       $34,354              $31,769
     NOW and funds transfer deposits                                                        78,247               82,628
     Savings deposits                                                                       34,870               32,919
     Money market deposits                                                                  97,929               89,895
     Time deposits                                                                         338,612              357,189
                                                                                          --------             --------
         Total deposits                                                                    584,012              594,400

  Mortgage-backed bond - net                                                                15,192               15,430
  Advances from Federal Home Loan Bank                                                      89,796               91,920
  Advances by borrowers for taxes and insurance                                              3,310                1,208
  Other liabilities                                                                          9,846                7,797
                                                                                          --------             --------
        Total liabilities                                                                  702,156              710,755
                                                                                          --------             --------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued                --                   --
  Common stock ($1 par value): 60,000,000 authorized shares; 10,548,884
    shares outstanding at March 31, 1999 and December 31, 1998                              10,549               10,549
  Additional paid-in capital                                                                93,304               93,268
  Retained income - substantially restricted                                                35,775               35,545
  Common stock purchased by Employee Stock Ownership Plan                                  (5,236)              (5,407)
  Common stock issued to Recognition and Retention Plan                                      (191)                (237)
  Unrealized decrease in market value of assets available
    for sale, net of income taxes                                                            (648)                (432)
                                                                                          --------             --------
        Total shareholders' equity                                                         133,553              133,286
                                                                                          --------             --------
        Total liabilities and shareholders' equity                                        $835,709             $844,041
                                                                                          ========             ========


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                  For the three months
                                                                                                    ended March 31,
                                                                                                -----------------------
                                                                                                 1999              1998
                                                                                                ------            ------
                                                                                                       (Unaudited)
                                                                                                     (In thousands)
Interest income:
  Real estate loans                                                                             $ 9,971           $ 8,924
  Consumer and commercial business loans                                                            453               446
  Investment securities and securities available for sale                                         1,663             2,644
  Mortgage-backed and related securities                                                            820               842
  Interest-earning deposits                                                                       1,095               502
                                                                                                -------           -------
     Total interest income                                                                       14,002            13,358
                                                                                               --------           -------

Interest expense:
  Deposits                                                                                        5,525             5,925
  Advances from Federal Home Loan Bank and other borrowings                                       1,621             1,374
                                                                                                -------           -------
     Total interest expense                                                                       7,146             7,299
                                                                                                -------           -------
Net interest income                                                                               6,856             6,059
Provision for loan losses                                                                           322               117
                                                                                                -------           -------
Net interest income after provision for loan losses                                               6,534             5,942
                                                                                                -------           -------

Other income:
 Servicing income and other fees                                                                     80                56
 NOW account and other customer fees                                                                851               822
 Net loss on real estate owned                                                                      (12)              (19)
 Miscellaneous                                                                                       59                88
                                                                                                -------           -------
     Total other income                                                                             978               947
                                                                                                -------           -------
Operating expense:
 Employee compensation and benefits                                                               2,881             2,361
 Occupancy and equipment                                                                          1,534             1,284
 Advertising and promotion                                                                          288               171
 Federal deposit insurance premium                                                                   88                85
 Miscellaneous                                                                                      810             1,075
                                                                                                -------           -------
     Total operating expense                                                                      5,601             4,976
                                                                                                -------           -------

Income before provision for  income taxes                                                         1,911             1,913
Provision for income taxes                                                                          526               681
                                                                                                -------           -------
Net income                                                                                      $ 1,385           $ 1,232
                                                                                                =======           =======
Basic earnings per share                                                                        $  0.14           $  0.12
                                                                                                =======           =======
Diluted earnings per share                                                                      $  0.14           $  0.12
                                                                                                =======           =======


COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                                                                  For the three months
                                                                                                    ended March 31,
                                                                                                -----------------------
                                                                                                 1999              1998
                                                                                                ------            ------
                                                                                                       (Unaudited)
                                                                                                     (In thousands)
Net income                                                                                      $ 1,385           $ 1,232
Other comprehensive income, net of tax:
   Change in unrealized  decrease in market value of assets  available for sale                    (216)             (146)
                                                                                                -------           -------
Comprehensive income                                                                            $ 1,169           $ 1,086
                                                                                                =======           =======

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998 AND
FOR THE THREE MONTHS ENDED MARCH  31, 1999 (UNAUDITED)


                                                                                               Unrealized
                                                                                                Increase
                                                                                               (Decrease)
                                                                                                  in
                                                                                                 Market
                                                            Retained    Employee   Recognition   Value
                                            Additional       Income-     Stock         and     Available
                                   Common    Paid In      Substantially Ownership   Retention     for
                                    Stock    Capital       Restricted     Plan        Plan        Sale       Total
                                  =================================================================================
                                                                  (In thousands)
Balance - December 31, 1997         $ 5,095    $ 30,278     $ 47,887    $(1,424)     $(423)       $(154)    $ 81,259
Net income for the year ended
   December 31, 1998                     --          --        4,994           -        --           --        4,994
Stock options exercised                   9          92           --           -        --           --          101
Unrealized decrease in market
  value of assets available for
  sale (net of income taxes)             --          --           --           -        --         (278)        (278)
Shares committed to be
  released - Employee Stock
  Ownership Plan and Recognition
  and Retention Plan                     --         445           --        394        186           --       1,025
Dividends declared                       --          --       (2,674)        --         --           --      (2,674)
Merger of Mutual Holding Company
  pursuant to Reorganization             --          --          201         --         --           --         201
Exchange due to Reorganization       (5,104)    (30,815)     (14,863)        --         --           --     (50,782)
Issuance of common stock
  pursuant to Reorganization, net
  of costs of issuance of $1,672     10,549      93,268           --         --         --           --     103,817
Purchase of common stock by
  Employee Stock Ownership Plan          --          --           --     (4,377)        --           --      (4,377)
                                  ---------------------------------------------------------------------------------

Balance - December 31, 1998         10,549       93,268       35,545     (5,407)      (237)        (432)    133,286

Net income for the three months
  ended  March 31, 1999                 --           --        1,385         --         --           --       1,385
Unrealized decrease in market
  value of assets available for
  sale (net of income taxes)            --           --           --         --         --         (216)       (216)
Amortization of deferred
  compensation - Employee
  Stock Ownership Plan and
  Recognition and Retention Plan        --           36           --        171         46           --         253
Dividends declared                      --           --       (1,155)        --         --           --      (1,155)
                                  ---------------------------------------------------------------------------------
Balance - March 31, 1999           $10,549     $ 93,304     $ 35,775    $(5,236)     $(191)       $(648)   $133,553
  (unaudited)
                                 ==================================================================================




See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                           For the three months
                                                                                              ended March 31,
                                                                                         -------------------------
                                                                                          1998               1999
                                                                                         -------           --------
                                                                                                (Unaudited)
                                                                                               (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
 Net income                                                                              $  1,385          $  1,232
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                               515               369
   ESOP and Recognition and Retention Plan compensation expense                               253               288
   Accretion of discounts, amortization of premiums, and other deferred yield items          (298)             (856)
   Provision for loan losses                                                                  322               117
   Provision for losses and net losses (gains) on sales of real estate owned                  (44)                3
   Amortization of discount on mortgage-backed bond                                           108               121
   Net gain on sale of loans and other assets                                                (10)                --
 (Increase) decrease in accrued interest receivable                                          (79)               426
 Decrease in other assets                                                                     154                85
 Increase (decrease) in other liabilities                                                   2,191              (400)
                                                                                         --------          --------
      Net cash provided by operating activities                                             4,497             1,385
                                                                                         --------          --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
 Loan originations and principal payments on loans-net                                    (23,354)          (20,420)
 Principal payments received on securities                                                 11,149             6,374
 Purchases of:
   Loans and participations                                                                (6,000)          (18,227)
   Securities available for sale                                                          (23,367)               --
   Federal Home Loan Bank stock                                                                --              (424)
   Office property and equipment                                                             (463)             (756)
 Proceeds from sales of:
   Office properties and equipment                                                             25                --
   Real estate acquired in settlement of loans                                                 59               111
 Proceeds from calls or maturities of securities                                            5,000            26,461
 Other investing                                                                              (27)              (58)
                                                                                         --------          --------
          Net cash used for investing activities                                          (36,978)           (6,939)
                                                                                         --------          --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 Net increase (decrease) in:
   NOW accounts, demand deposits, and savings accounts                                      8,189            16,354
   Certificates of deposit                                                                (18,577)           19,411
 Advances from Federal Home Loan Bank                                                          --             6,000
 Repayment of advances from Federal Home Loan Bank                                         (2,124)           (2,123)
 Net increase in advances by borrowers for taxes and insurance                              2,102             2,020
 Repayment of Employee Stock Ownership Plan loan                                               --            (1,424)
 Proceeds from exercise of stock options                                                       --                58
 Payments made on mortgage-backed bond                                                       (346)             (346)
 Dividends paid                                                                            (1,155)             (526)
                                                                                         --------          --------
          Net cash (used for) provided by financing activities                            (11,911)           39,424
                                                                                         --------          --------
NET (DECREASE) INCREASE   IN CASH AND CASH EQUIVALENTS                                    (44,392)           33,870
CASH AND CASH EQUIVALENTS, beginning of period                                            117,015            25,954
                                                                                         --------          --------
CASH AND CASH EQUIVALENTS, end of period                                                 $ 72,623          $ 59,824
                                                                                         ========          ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its subsidiary Community Savings, F. A. (the "Association"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Bankshares' Annual Report to Shareholders for the year ended December 31, 1998.

2.    CONVERSION AND REORGANIZATION OF BANKSHARES

      On December 15, 1998, Bankshares, a Delaware corporation, became the holding company for the Association as a result of the completion of the conversion and reorganization of the Association from the two-tier mutual holding company structure to the stock holding company structure and the related stock offering of Bankshares. In the course of this reorganization, ComFed, M.H.C. ("ComFed") and Community Savings Bankshares, Inc. (the "Mid-Tier Holding Company"), the mutual holding company and mid-tier holding company, respectively, of the Association were merged with and into the Association. Such mergers were accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. The Association is chartered and regulated by the Office of Thrift Supervision (the "OTS"). Bankshares' only significant asset is the common stock of the Association. Consequently, the majority of its income is derived from the Association.

 3.    NEW ACCOUNTING PRONOUNCEMENTS

      Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

      Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting standard for 1999 will allow these securities to be classified as available for sale, held to maturity, or trading, instead of the current requirement to classify them as trading. This is not expected to have a material effect but the effect will vary depending on the level and designation of securitizations as well as on market price movements.

4.   LOANS RECEIVABLE

     Loans receivable consists of the following:


                                                            March 31,          December 31,
                                                              1999                 1998
                                                            --------             --------
                                                                  (In thousands)
        Real estate loans:
           Residential 1-4 family                           $422,166              $421,766
           Residential construction loans                     79,320                54,391
           Non-residential construction loans                  7,687                 6,292
           Land loans                                         14,973                14,624
           Multi-family loans                                  7,771                 8,392
           Commercial                                         68,421                46,118
                                                            --------              --------
              Total real estate loans                        600,338               551,583
                                                            --------              --------
        Non-real estate loans:
           Consumer loans                                     13,930                15,015
           Commercial business                                 6,404                 6,635
                                                            --------              --------
              Total non-real estate loans                     20,334                21,650
                                                            --------              --------
              Total loans receivable                         620,672               573,233
                                                            --------              --------
        Less:
           Undisbursed loan proceeds                          51,460                33,202
           Unearned discount and premium and
              net deferred loan fees and costs                (1,154)               (1,333)
           Allowance for loan losses                           3,438                 3,160
                                                            --------              --------
        Total loans receivable,  net                        $566,928              $538,204
                                                            ========              ========


The amount of loans which had ceased accruing interest aggregated approximately $1.0 million and $1.7 million at March 31, 1999 and December 31, 1998, respectively. The amount of interest not accrued related to these loans was approximately $84,000 and $110,000 at March 31, 1999 and December 31, 1998 respectively.

An analysis of the changes in the allowance for loan losses is as follows:

                                                           1999           1998
                                                          --------      --------
                                                              (In thousands)

     Balance, beginning of period                          $3,160        $2,662
     Provision charged to income                              322           117
     Losses charged to allowance                              (44)          (87)
     Recoveries                                                --            --
                                                           ------        ------
     Balance, end of period                                $3,438        $2,692
                                                           ======        ======

The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures". There were no impaired loans at March 31, 1999. At December 31, 1998, impaired loans totaled $25,000.

6.   REAL ESTATE OWNED

     Real estate owned consists of the following:

                                                     March 31,      December 31,
                                                       1999            1998
                                                     ---------      -----------
                                                          (In thousands)
       Real estate owned                                  $773            $558
       Less allowance for loss                              32              36
                                                          ----            ----
       Total real estate owned                            $741            $522
                                                          ====            ====

     Changes in allowance for loss on real estate owned are as follows:

                                                   For the three months
                                                      ended March 31,
                                                   --------------------
                                                     1999         1998
                                                   -------       ------
                                                       (In thousands)

      Balance, beginning of period                   $36           $ 41
      Provision charged to income                      5             --
      Losses charged to allowance                     (9)            --
                                                     ---           ----
      Balance, end of period                         $32           $ 41
                                                     ===           ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its subsidiary, Community Savings, F. A. (the "Association").

                       COMMUNITY SAVINGS BANKSHARES, INC.

Bankshares is a Delaware-chartered stock holding company organized in August 1998. The only significant asset of Bankshares is its investment in its wholly-owned subsidiary, the Association. On December 15, 1998, Bankshares completed its reorganization and stock offering in connection with the conversion and reorganization of ComFed, M.H.C. ("ComFed") and its mid-tier holding company. The holding company reorganization was accounted for at historical cost in a manner similar to a pooling of interests. Therefore, all financial information has been presented as if Bankshares had been in existence for all periods presented in this report. The common stock of Bankshares trades on The Nasdaq Stock Market under the symbol "CMSV".

                            COMMUNITY SAVINGS, F. A.

The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. The Association is regulated by the Office of Thrift Supervision ("OTS"). On December 15, 1998, Bankshares became the holding company for the Association as a result of the completion of the conversion and reorganization of the Association from the two-tier mutual holding company structure to the stock holding company structure and the related stock offering of Bankshares. In the course of this reorganization, ComFed, the mutual holding company and its mid-tier holding company of the Association were merged with and into the Association. Such mergers were accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments.

The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various consumer-based real estate loans, commercial loans, mortgage-backed securities ("MBS"), and investment securities. The Association's plan is to operate as a well-capitalized, profitable and independent institution. The Association currently exceeds all regulatory capital requirements.

 The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the yields earned or rates paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

                         LIQUIDITY AND CAPITAL RESOURCES

The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings, and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives. A major portion of the Association's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 18.8% during the three months ended March 31, 1999 while liquidity ratios averaged 12.0% for the year ended December 31, 1998.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, and earnings and funds provided from operations. While scheduled principal repayments on loans and securitiesMBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $56.0 million at March 31, 1999. Other assets qualifying for liquidity outstanding at March 31, 1999 amounted to $35.3 million. For additional information about cash flows from the operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB of Atlanta which provide an additional source of funds. FHLB advances totaled $89.8 million at March 31, 1999.

At March 31, 1999, outstanding loan commitments totaled $13.2 million, which amount does not include the unfunded portion of loans in process. Certificates of deposit scheduled to mature in less than one year totaled $254.9 million at March 31, 1999. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                               FINANCIAL CONDITION

                  MARCH 31, 1999 COMPARED TO DECEMBER 31, 1998

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.


                                                 March 31,       December 31,      Increase
                                                   1999             1998          (Decrease)
                                                 ---------       ------------     ----------
                                                (Unaudited)
                                                                (In thousands)
Assets:
   Total assets                                   $835,709         $844,041        $ (8,332)
   Cash and cash equivalents                        72,623          117,015         (44,392)

   Securities portfolio:
      Securities held to maturity                   47,814           52,619          (4,805)
      Securities available for sale                107,214           95,151          12,063
                                                  --------         --------        --------
   Total securities portfolio                      155,028          147,770           7,258

    Loans receivable, net                          566,928          538,204          28,724
    Real estate owned, net                             741              522             219

Liabilities and Shareholders' Equity:
  Total liabilities                                702,156          710,755          (8,599)
  Deposits                                         584,012          594,400         (10,388)
  Federal Home Loan Bank advances                   89,796           91,920          (2,124)
  Shareholders' equity                             133,553          133,286             267


Total assets decreased $8.3 million to $835.7 million at March 31, 1999, as compared to $844.0 million at December 31, 1998 primarily due to a $44.4 million decrease in cash and cash equivalents to $72.6 million at March 31, 1999 from $117.0 million at December 31, 1998, partially offset by a $7.2 million net increase in the securities portfolio (which includes securities available for sale and investments held to maturity) to $155.0 million at March 31, 1999 from $147.8 million at December 31, 1998, and a $28.7 million increase in loans receivable to $566.9 million at March 31, 1999 from $538.2 million at December 31, 1998. The shift in Bankshares' assets reflected the continued investment of the proceeds of Bankshares' offering in December 1998. The decrease in cash and cash equivalents also funded a $10.4 million net decrease in deposits to $584.0 million at March 31, 1999 from $594.4 million at December 31, 1998. In addition, FHLB advances decreased $2.1 million due to normal amortization, totaling $89.8 million and $91.9 million at March 31, 1999 and December 31, 1998, respectively.

The securities portfolio net increase of $7.2 million primarily reflects $23.4 million in purchases of new securities available for sale offset by calls of $5.0 million and scheduled principal reductions and amortization of premiums and discounts amounting to $11.2 million.

Loans receivable increased $28.7 million as a result of continued emphasis on expanded lending activities. Loan originations of $87.2 million and purchases of $6.0 million included a $15.0 million residential construction loan and a $21.0 million commercial real estate loan. The originations and purchases were partially offset by sales and repayments of $6.0 million and $58.5 million, respectively.

Real estate owned increased $219,000 to $741,000 at March 31, 1999, from $522,000 at December 31, 1998, primarily due to two residential foreclosed properties offset by the sale of one residential property.

Total liabilities decreased $8.6 million to $702.2 million at March 31, 1999, from $710.8 million at December 31, 1998. Total deposits decreased by $10.4 million to $584.0 million at March 31, 1999 from $594.4 million at December 31, 1998. The decrease in deposits primarily reflected increased competition for retail deposits in the Association's market area as odd-term certificates matured and were not renewed. This reduction in certificates also caused a decrease in the weighted average cost of deposits to 3.73% at March 31, 1999 from 3.91% at December 31, 1998.

Total equity increased to $133.6 million at March 31, 1999, from $133.3 million at December 31, 1998, reflecting net income for the three months of $1.4 million, and amortization of deferred compensation represented by stock benefit plans totaling $253,000, offset in part by the declaration of dividends totaling $1.2 million and a net decrease in the market value of assets available for sale of $216,000. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at March 31, 1999 are as follows:


                                                                                                To be Considered
                                                                                                      Well
                                                                             For                   Capitalized
                                                                           Capital                 for Prompt
                                                                           Adequacy             Corrective Action
                                                  Actual                   Purposes                Provisions
                                            --------------------      ------------------         ------------------
                                            Ratio         Amount      Ratio       Amount         Ratio       Amount
                                            -----         ------      -----       ------         -----       ------
                                                            (Dollars in thousands)
As of March 31, 1999:
Total Risk-Based Capital
 (to Risk-weighted Assets)                  25.13%        $113,153      8.0%       $36,023        10.0%       $45,028
Core (Tier 1) Capital
(to Adjusted Tangible Assets)                13.21         109,715       3.0        24,910          5.0        41,516
Tangible Capital
 (to Tangible Assets)                        13.21         109,715       1.5        12,455          N/A           N/A
Core (Tier 1) Capital
 (to Risk-weighted Assets)                   24.37         109,715       N/A           N/A          6.0        27,018


As of March 31, 1999, tangible assets, adjusted tangible assets, and risk-weighted assets were $830.3 million, $830.3 million, and $450.3 million, respectively.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans within the meaning of SFAS No. 15 at March 31, 1999 or December 31, 1998.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:


                                                         March 31,       December 31,
                                                            1999            1998
                                                         ---------       ------------
                                                                (In thousands)
Non-performing loans:
Residential real estate:
  Loans 60 to 89 days delinquent                          $  466             $  695
  Loans more than 89 days delinquent                         988              1,537

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                              --                 --
  Loans more than 89 days delinquent                          --                 52

Consumer and commercial business:
  Loans 60 to 89 days delinquent                              --                100
  Loans more than 89 days delinquent                          42                 67

Land:
  Loans 60 to 89 days delinquent                              --                 --
  Loans more than 89 days delinquent                          --                 12

REO, net of related allowance                                741                522
Other repossessed assets                                      --                 22
Loans to facilitate sale of REO                              150                151
                                                          ------             ------
Total                                                     $2,387             $3,158
                                                          ======             ======

                            YEAR 2000 CONSIDERATIONS

In order to be ready for the year 2000 (the "Year 2000 Issue"), the Association has developed a Year 2000 Action Plan (the "Action Plan") which was initially presented to the audit committee of the Board of Directors during July 1997 and is periodically updated. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of 2000 on Computer Systems". The Association's Strategic Planning Committee assigned responsibility for the Action Plan to the Year 2000 Committee which reports to the Strategic Planning Committee and the Board of Directors on a monthly basis. The Action Plan recognizes that the Association's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Association is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e. securities safekeeping services, securities pricing information, et cetera). The Year 2000 Committee is currently working with these third party vendors to assess their Year 2000 readiness. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Association's third party vendors are taking the appropriate steps to ensure that critical systems will continue to function properly.

The Association has identified 40 mission critical applications (without which the Association cannot operate) and critical applications (necessary applications but the Association can function for a moderate amount of time without such applications being Year 2000 compliant) operated by third party vendors. Of such mission critical and critical applications, the Association has been informed that a majority are already Year 2000 compliant. Of such 40 mission critical and critical applications, approximately 25% are provided by the Association's data service processor which had informed the Association that it had substantially completed testing of its updated systems (in which testing the Association was involved) by December 31, 1998 with substantially all such systems evidencing Year 2000 compliance. The remaining approximately 10% of its systems which are still being revised and tested are expected to be completed by June 30, 1999.

While the Association has received assurances from its vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Association's existing older contracts with such vendors do not include Year 2000 certification or warranties. Thus, in the event such vendors' products and/or services are not Year 2000 compliant, the Association's recourse in the event of such failure may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, then the Year 2000 Issue could have a material impact on the operations of the Association. There can be no assurance that potential systems interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Association's business, financial condition, results of operations and business prospects. Nevertheless, the Association does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

The Year 2000 issues also affect certain of the Association's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of December 31, 1998, the Association had contacted all of its commercial credit customers (87 borrowers with outstanding loans aggregating $56.l million) regarding such customers' awareness of the Year 2000 Issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. None of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Association's loss exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant. The Association has an ongoing policy to perform a Year 2000 assessment of all new commercial credit customers before originating a loan.

The Association has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed for all of its mission critical hardware and software applications as of December 31, 1998. The Year 2000 Committee has reviewed all mission critical test plans and contingency plans to ensure the reasonableness of the plans. Testing of the majority of the mission critical systems was completed by December 1998 with the remaining two systems expected to be completed by May 31, 1999. The Association has developed contingency plans which address operational policies and procedures in connection with data processing, electric power supply and/or telephone service failures associated with the Year 2000 issue. Such contingency plans provide documented actions to allow the Association to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Association to continue operations. Such plans may include providing off-line system processing, limited back-up electrical and telephone systems and other methods to ensure the Association's ability to continue to operate.

The cost of modifications to the existing software is being primarily absorbed by the third party vendors. However the Association recognized a need to purchase new hardware and software. The Association identified approximately $1.8 million in total costs, including hardware, software, and other issues, for completing the Year 2000 project. Of that amount, approximately $500,000, $1.2 million and $39,000 was purchased during the twelve months ended December 31, 1998, 1997 and 1996, respectively.

                           FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Bankshares' investments and operations.

                              RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                     GENERAL

Net income for the quarter ended March 31, 1999 was $1.4 million, or $0.14 basic earnings per share, a $153,000 increase from $1.2 million, or $0.12 basic earnings per share, for the quarter ended March 31, 1998. The increase in net income was primarily the result of a $797,000 increase in net interest income combined with a $155,000 decrease in the provision for income taxes, offset in part by the combination of a $205,000 increase in the provision for loan losses with a $625,000 increase in operating expense.

                               NET INTEREST INCOME

Net interest income increased to $6.9 million for the quarter ended March 31, 1999 from $6.1 million for the same period in 1998 primarily as a result of a $93.1 million increase in average interest-earning assets to $787.7 million for the three months ended March 31, 1999 from $694.6 million for the same period in the prior year, reflecting the increase in the loan portfolio and interest-earning deposits. The increase in interest income also reflected the effects of a decrease in the average cost of interest-bearing liabilities to 4.11% for the three months ended March 31, 1999 from 4.55% for the 1998 period, primarily as a result of the decreased weighted average cost of deposits to 3.75% for the quarter ended March 31, 1999 from 4.18% for the same period in 1998. The decreased cost of deposits reflects a change in the composition of the deposit portfolio. The dollar balance of total certificates of deposit which have a higher cost to the Association, declined by 5.20%, while the dollar balance of lower costing core deposits (consisting of checking, NOW, statement, passbook, and money market deposit accounts) increased by 3.45% as the Association emphasizes such products to its customers. The increase in net interest income was partially offset by a decrease in the average yield on interest-earning assets to 7.11% for the quarter ended March 31, 1999 from 7.69% for the same period in 1998 combined with a $54.5 million increase in average interest-bearing liabilities to $696.3 million from $641.8 million for the same period in 1998. The increase in average interest-bearing liabilities reflected $23.4 million and $31.1 million higher average balances for the Association's deposit portfolio and borrowed funds, respectively, for the quarter ended March 31, 1999 as the Association used such funds to support its expanding lending program.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the actual loss experience, as well as applied by the OTS. The provision for loan losses was $322,000 for the quarter ended March 31, 1999, as compared to $117,000 for the quarter ended March 31, 1998 primarily due to management's assessment that the allowance for loan losses needed to be increased to protect against the inherent risk in the loan portfolio due to the $28.7 million increase in the loan portfolio during this period. The allowance for loan losses as a percentage of net loans receivable was 0.61% and 0.55% at March 31, 1999 and 1998, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income increased $31,000 to $978,000 for the quarter ended March 31, 1999, from $947,000 for the same period in 1998, primarily due to $53,000 increase in customer fees to $931,000 for the three months ended March 31, 1999 from $878,000 for the same period in 1998.

                                OPERATING EXPENSE

Operating expense increased $625,000 to $5.6 million for the three month period ended March 31, 1999 from $5.0 million for the same period in 1998. Employee compensation and benefits increased $520,000 during the quarter ended March 31, 1999 as compared to the same period in 1998. The increase primarily reflected increased compensation resulting from merit increases implemented in connection with the Association's annual review of its compensation structure for all employees and officers. As a result of such review, it was determined to increase salaries at a greater level than prior periods to improve the Association's ability to compete for, and retain high quality employees. A $250,000 increase in occupancy and equipment costs for the three months ended March 31, 1999 as compared to the same period in 1998 primarily reflected increased depreciation expense, repairs and maintenance costs and real estate taxes, offset in part by a decrease in lease expense. The increase in depreciation expense and the decrease in lease expense are related to the relocation of two offices from leased facilities to new buildings built by the Association during the latter part of 1998. In addition, advertising and marketing expense increased $117,000 during the quarter ended March 31, 1999 as compared to the same quarter in 1998. These increases were offset in part by a $265,000 decrease in miscellaneous expense for the quarter ended March 31, 1999 which reflected a reversal of a $127,000 loss reserve previously recorded which was recovered from an insurance company as a result of the settlement of an employee defalcation claim, as well as a reduction in loan expense of $228,000.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $526,000 for the three months ended March 31, 1999 as compared to $681,000 for the same period in 1998 reflecting primarily the increased benefit from tax credits totaling $124,000 resulting from the Association's investment in the affordable housing partnership during the quarter ended March 31, 1999 as compared to $32,000 for the same period in 1998.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of Bankshares' asset and liability management policies as well as the potential impact of interest rate changes upon the market value of Bankshares' portfolio equity, see "Management's Discussion and Analysis - Market Risk Analysis" and -"Market Value of Portfolio Equity" in Bankshares' Annual Report to Shareholders. There has been no material change in Bankshares' asset and liability position or the market value of Bankshares' portfolio equity since December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              There are various claims and lawsuits in which Bankshares or the Association are periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

              The Association reached a final settlement with its insurance company on a claim previously disclosed related to a defalcation by a former employee during the three months ended March 31, 1999. The Association recorded a partial recovery amounting to $127,000 of a previously recorded allowance for loss.

ITEM 2.       CHANGES IN SECURITIES

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION.

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)           EXHIBITS.

              Exhibit 27, Financial Data Schedule.

(b)           CURRENT REPORTS ON FORM 8-K.

              None during the reporting period.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMMUNITY SAVINGS BANKSHARES, INC.



                                          /s/ James B. Pittard, Jr.
                                          -------------------------------------
Date:         May 11, 1999                James B. Pittard, Jr.
                                          President and Chief Executive Officer




Date:         May 11, 1999                /s/ Larry J. Baker
                                          -------------------------------------
                                          Larry J. Baker
                                          Senior Vice President and Treasurer