Form 10-Q
period 1999-06-30
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 1999-08-06
CIK 1068725

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552


                                    ---------



                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 1999



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                              ------------------  -----------------



                        Commission File Number 000-29460

                       COMMUNITY SAVINGS BANKSHARES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     65-0870004
----------------------------------------             -------------------------
    (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


          660 US Highway One
         North Palm Beach, FL                                 33408
----------------------------------------             -------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE                        (ZIP CODE)
               OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212
                                                          ---------------------
     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 2, 1999, there were 10,563,440 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of
              June 30, 1999 (Unaudited) and December 31, 1998                                                  2

              Consolidated Statements of Operations  (Unaudited) for the three and six months
              ended June 30, 1999 and 1998                                                                     3

              Consolidated Statements of Comprehensive Income (Unaudited) for the
              three months and six ended June 30, 1999 and 1998                                                3

              Consolidated Statements of Changes in Shareholders' Equity
              for the year ended December 31, 1998 and for the
              six months ended June 30, 1999 (Unaudited)                                                       4

              Consolidated Statements of Cash Flows (Unaudited) for the six months
              ended June 30, 1999 and 1998                                                                     5

              Notes to Consolidated Financial Statements (Unaudited)                                           6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                      16

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               17

Item 2.       Changes in Securities                                                                           17

Item 3.       Default Upon Senior Securities                                                                  17

Item 4.       Submission of Matters to a Vote of Security Holders                                             17

Item 5.       Other Information                                                                               18

Item 6.       Exhibits and Reports on Form 8-K                                                                18

              Signature Page                                                                                  19

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                                   June 30,    December 31,
                                                                                     1999         1998
                                                                                   ---------   ------------
                                                                                  (Unaudited)
ASSETS                                                                                 (In thousands)
  Cash and cash equivalents:

     Cash and amounts due from depository institutions                             $  27,361    $  15,305
     Interest-bearing deposits                                                         7,628      101,710
                                                                                   ---------    ---------
        Total cash and cash equivalents                                               34,989      117,015

  Securities available for sale                                                      144,870       95,151
  Securities held to maturity                                                         43,747       52,619
  Loans receivable, net of allowance for loan losses                                 588,634      538,204
  Accrued interest receivable                                                          3,621        2,782
  Office properties and equipment, net                                                26,553       26,016
  Real estate owned, net                                                                 924          522
  Federal Home Loan Bank stock - at cost                                               5,430        4,722
  Other assets                                                                         6,579        7,010
                                                                                   ---------    ---------
        Total assets                                                               $ 855,347    $ 844,041
                                                                                   =========    =========

LIABILITIES
  Deposits:

     Demand deposits                                                               $  35,625    $  31,769
     NOW and funds transfer deposits                                                  78,782       82,628
     Savings deposits                                                                 34,822       32,919
     Money market deposits                                                            97,116       89,895
     Time deposits                                                                   339,711      357,189
                                                                                   ---------    ---------
         Total deposits                                                              586,056      594,400

  Mortgage-backed bond - net                                                          14,954       15,430
  Advances from Federal Home Loan Bank                                               108,209       91,920
  Advances by borrowers for taxes and insurance                                        5,839        1,208
  Other liabilities                                                                    9,609        7,797
                                                                                   ---------    ---------
        Total liabilities                                                            724,667      710,755
                                                                                   ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued          --           --
  Common stock ($1 par value): 60,000,000 authorized shares; 10,563,440 and
    10,548,884 shares outstanding at June 30, 1999 and December 31, 1998,
    respectively                                                                      10,564       10,549
  Additional paid-in capital                                                          93,519       93,268
  Retained income - substantially restricted                                          36,405       35,545
  Common stock purchased by Employee Stock Ownership Plan                             (5,065)      (5,407)
  Common stock issued to Recognition and Retention Plans                              (2,987)        (237)
  Unrealized decrease in market value of assets available
    for sale, net of income taxes                                                     (1,756)        (432)
                                                                                   ---------    ---------
        Total shareholders' equity                                                   130,680      133,286
                                                                                   ---------    ---------
        Total liabilities and shareholders' equity                                 $ 855,347    $ 844,041
                                                                                   =========    =========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                      For the three months    For the six months
                                                                         ended June 30,         ended June 30,
                                                                       1999        1998        1999       1998
                                                                     --------    --------    --------    --------
                                                                                       (Unaudited)
                                                                                      (In Thousands)
Interest income:
  Real estate loans                                                  $ 10,676    $  9,453    $ 20,647    $ 18,377
  Consumer and commercial business loans                                  427         467         880         913
  Investment securities and securities available for sale               2,499       2,111       4,162       4,754
  Mortgage-backed and related securities                                  100         794         920       1,637
  Interest-earning deposits                                               782         644       1,877       1,146
                                                                     --------    --------    --------    --------
     Total interest income                                             14,484      13,469      28,486      26,827
                                                                     --------    --------    --------    --------

Interest expense:
  Deposits                                                              5,372       6,051      10,897      11,976
  Advances from Federal Home Loan Bank
     and other borrowings                                               1,724       1,305       3,345       2,679
                                                                     --------    --------    --------    --------
     Total interest expense                                             7,096       7,356      14,242      14,655
                                                                     --------    --------    --------    --------
Net interest income                                                     7,388       6,113      14,244      12,172
Provision for loan losses                                                 195          96         517         213
                                                                     --------    --------    --------    --------
Net interest income after provision for loan losses                     7,193       6,017      13,727      11,959
                                                                     --------    --------    --------    --------

Other income:
 Servicing income and other fees                                          110          47         190         104
 NOW account and other customer fees                                      855         855       1,706       1,677
 Net loss on real estate owned                                            (44)         (1)        (56)        (20)
 Miscellaneous                                                             73          27         132         114
                                                                     --------    --------    --------    --------
     Total other income                                                   994         928       1,972       1,875
                                                                     --------    --------    --------    --------

Operating expense:
 Employee compensation and benefits                                     3,133       2,633       6,014       4,994
 Occupancy and equipment                                                1,400       1,243       2,934       2,527
 Advertising and promotion                                                204         296         492         467
 Federal deposit insurance premium                                         85          86         173         171
 Miscellaneous                                                            880         731       1,690       1,806
                                                                     --------    --------    --------    --------
     Total operating expense                                            5,702       4,989      11,303       9,965
                                                                     --------    --------    --------    --------

Income before provision for income taxes                                2,485       1,956       4,396       3,869
Provision for income taxes                                                760         677       1,286       1,358
                                                                     --------    --------    --------    --------
Net income                                                           $  1,725    $  1,279    $  3,110    $  2,511
                                                                     ========    ========    ========    ========
Basic earnings per share                                             $   0.17    $   0.13    $   0.31    $   0.25
                                                                     ========    ========    ========    ========
Diluted earnings per share                                           $   0.17    $   0.12    $   0.30    $   0.24
                                                                     ========    ========    ========    ========

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                      For the three months    For the six months
                                                                         ended June 30,         ended June 30,
                                                                       1999        1998        1999       1998
                                                                     --------    --------    --------    --------
                                                                                       (Unaudited)
                                                                                      (In Thousands)
Net income                                                           $  1,725    $  1,279    $  3,110    $  2,511
Other comprehensive income, net of tax:
   Change in  unrealized  decrease in market value
     of assets available for sale                                      (1,108)       (133)     (1,324)       (279)
                                                                     --------    --------    --------    --------
Comprehensive income                                                 $    617    $  1,146    $  1,786    $  2,232
                                                                     ========    ========    ========    ========


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998 AND
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)



                                                                                                             Unrealized
                                                                                                             Decrease in
                                                                      Retained      Employee   Recognition   Market Value
                                                         Additional    Income-       Stock        and         of Assets
                                             Common       Paid In   Substantially  Ownership    Retention   Available for
                                              Stock       Capital    Restricted       Plan        Plans         Sale         Total
                                            =======================================================================================
                                                                                 (In thousands)
Balance - December 31, 1997                 $   5,095    $  30,278    $  47,887    $  (1,424)   $    (423)   $    (154)   $  81,259
Net income for the year ended
      December 31, 1998                            --           --        4,994           --           --           --        4,994
Stock options exercised                             9           92           --           --           --           --          101
Unrealized decrease in market value
      of assets available for sale
      (net of income taxes)                        --           --           --           --           --         (278)        (278)
Shares committed to be
     released - Employee Stock
     Ownership Plan and Recognition
     and Retention Plan                            --          445           --          394          186           --        1,025
Dividends declared                                 --           --       (2,674)          --           --           --       (2,674)
Merger of Mutual Holding Company
     pursuant to Reorganization                    --           --          201           --           --           --          201
Exchange due to Reorganization                 (5,104)     (30,815)     (14,863)          --           --           --      (50,782)
Issuance of  common stock pursuant
    to Reorganization, net of costs of
    issuance of $1,672                         10,549       93,268           --           --           --           --      103,817
Purchase of common stock by
    Employee Stock Ownership Plan                  --           --           --       (4,377)          --           --       (4,377)
                                            ---------------------------------------------------------------------------------------
Balance - December 31, 1998                    10,549       93,268       35,545       (5,407)        (237)        (432)     133,286

Net income for the six months ended
      June 30, 1999                                --           --        3,110           --           --           --        3,110
Unrealized decrease in market value
      of assets available for sale
      (net of income taxes)                        --           --           --           --           --       (1,324)      (1,324)
Purchase of common stock by 1999
       Recognition and Retention Plan              --           --          (95)          --       (2,667)          --       (2,762)
Purchase of common stock by 1995
       Recognition and Retention Plan              --           60           --           --         (221)          --         (161)
Stock options exercised                            15           64           --           --           --           --           79
Costs of stock issuance                            --          (54)          --           --           --           --          (54)
Shares committed to be released -
     Employee Stock Ownership Plan
     and Recognition and                           --          181           --          342          138           --          661
Retention Plans
Dividends declared                                 --           --       (2,155)          --           --           --       (2,155)
                                            ---------------------------------------------------------------------------------------

Balance-June 30, 1999 (unaudited)           $  10,564    $  93,519    $  36,405    $  (5,065)   $  (2,987)   $  (1,756)   $ 130,680
                                            =======================================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                                        For the six months ended
                                                                                               June 30,
                                                                                         1999            1998
                                                                                        ---------      ---------
                                                                                              (Unaudited)
                                                                                             (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
 Net income                                                                             $   3,110      $   2,511
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            1,195            963
   ESOP and Recognition and Retention Plans compensation expense                              661            588
   Accretion of discounts, amortization of premiums, and other deferred yield items          (791)        (1,531)
   Provision for loan losses                                                                  517            213
 Increase in other assets                                                                    (810)          (628)
 Increase in other liabilities                                                              7,105          3,512
                                                                                        ---------      ---------

      Net cash provided by operating activities                                            10,987          5,628
                                                                                        ---------      ---------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
 Net change in loans                                                                      (50,947)       (37,633)
 Principal payments, calls and maturities received on securities                           25,246         56,128
 Purchases of:
   Loans and participations                                                                    --        (38,307)
   Securities available for sale and Federal Home Loan Bank stock                         (67,996)          (518)
   Office property and equipment, net                                                      (1,516)        (2,673)
                                                                                        ---------      ---------

          Net cash used for investing activities                                          (95,213)       (23,003)
                                                                                        ---------      ---------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 Net (decrease) increase in deposits                                                       (8,344)        23,675
 Advances from Federal Home Loan Bank                                                      20,000         22,000
 Repayment of advances from Federal Home Loan Bank                                         (3,711)        (3,711)
 Repayment of Employee Stock Ownership Plan loan                                               --         (1,424)
 Proceeds from exercise of stock options                                                       79             50
 Purchase of common stock by Recognition and Retention Plans                               (2,977)            --
 Payments made on mortgage-backed bond                                                       (692)          (693)
 Dividends paid                                                                            (2,155)        (1,051)
                                                                                        ---------      ---------

          Net cash provided by financing activities                                         2,200         38,846
                                                                                        ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (82,026)        21,471
CASH AND CASH EQUIVALENTS, beginning of period                                            117,015         25,954
                                                                                        ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                                $  34,989      $  47,425
                                                                                        =========      =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its wholly-owned subsidiary Community Savings, F. A. (the "Association"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Bankshares' Annual Report to Shareholders for the year ended December 31, 1998.

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

 3.    NEW ACCOUNTING PRONOUNCEMENTS

      Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

      Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting standard for 2000 will allow these securities to be classified as available for sale, held to maturity, or trading, instead of the current requirement to classify them as trading. This is not expected to have a material effect, but the effect will vary depending on the level and designation of securitizations as well as on market price movements.

4.   LOANS RECEIVABLE

     Loans receivable consists of the following:

                                                     June 30,      December 31,
                                                      1999             1998
                                                   ---------        ---------
                                                          (In thousands)

Real estate loans:
   Residential 1-4 family                          $ 428,752        $ 421,766
   Residential construction loans                     88,277           54,391
   Non-residential construction loans                 25,040            6,292
   Land loans                                         40,173           14,624
   Multi-family loans                                  7,464            8,392
   Commercial                                         42,541           46,118
                                                   ---------        ---------
      Total real estate loans                        632,247          551,583
                                                   ---------        ---------

Non-real estate loans:

   Consumer loans                                     13,630           15,015
   Commercial business                                 5,749            6,635
                                                   ---------        ---------
      Total non-real estate loans                     19,379           21,650
                                                   ---------        ---------
      Total loans receivable                         651,626          573,233
                                                   ---------        ---------

Less:

   Undisbursed loan proceeds                          60,652           33,202
   Unearned discount and premium and
      net deferred loan fees and costs                (1,287)          (1,333)
   Allowance for loan losses                           3,627            3,160
                                                   ---------        ---------
Total loans receivable, net                        $ 588,634        $ 538,204
                                                   =========        =========

The amount of loans on which interest had ceased accruing aggregated approximately $722,000 and $1.7 million at June 30, 1999 and December 31, 1998, respectively. The amount of interest not accrued related to these loans totaled approximately $52,000 and $110,000 at June 30, 1999 and December 31, 1998, respectively.

An analysis of the changes in the allowance for loan losses is as follows:

                                                          For the six months
                                                            ended June 30,
                                                        1999              1998
                                                      -------           -------
                                                            (In thousands)

Balance, beginning of period                          $ 3,160           $ 2,662
Provision charged to income                               517               213
Losses charged to allowance                               (50)             (108)
Recoveries                                                 --                --
                                                      -------           -------
Balance, end of period                                $ 3,627           $ 2,767
                                                      =======           =======

The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". There were no impaired loans at June 30, 1999. At December 31, 1998, impaired loans totaled $25,000.

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

                            COMMUNITY SAVINGS, F. A.

The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. The Association is regulated by the Office of Thrift Supervision ("OTS"). On December 15, 1998, Bankshares became the holding company for the Association as a result of the completion of the conversion and reorganization of the Association from the two-tier mutual holding company structure to the stock holding company structure and the related stock offering of Bankshares. In the course of this reorganization, ComFed, the mutual holding company, and the mid-tier holding company of the Association were merged with and into the Association. Such mergers were accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments.

The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various residential and commercial real estate loans, consumer and commercial business loans, mortgage-backed securities ("MBS"), and investment securities. The Association's plan is to operate as a well-capitalized, profitable and independent institution. The Association currently exceeds all regulatory capital requirements.

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 17.1% during the six months ended June 30, 1999 while liquidity ratios averaged 12.0% for the year ended December 31, 1998.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, and earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $6.3 million at June 30, 1999. Other assets qualifying for liquidity outstanding at June 30, 1999 amounted to $50.3 million. For additional information about cash flows from the operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB of Atlanta which provide an additional source of funds. The Association also uses FHLB advances in leveraged transactions, in situations where the cost of such advances is a good alternative to the costs of deposited funds, or when the predictability of advances is desirable. FHLB advances totaled $108.2 million at June 30, 1999.

At June 30, 1999, outstanding loan commitments, the unfunded portion of loans in process, and unused lines of credit totaled $7.6 million, $60.7 million, and $12.7 million, respectively. Certificates of deposit scheduled to mature in less than one year totaled $252.9 million at June 30, 1999. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                               FINANCIAL CONDITION

                   June 30, 1999 compared to December 31, 1998

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                                      June 30,    December 31,   Increase
                                                                        1999          1998       (Decrease)
                                                                    ------------  ------------   ----------
                                                                    (Unaudited)
                                                                                   (In thousands)
Assets:
   Total assets                                                        $855,347     $844,041     $ 11,306
   Cash and cash equivalents                                             34,989      117,015      (82,026)

   Securities portfolio:
      Securities held to maturity                                        43,747       52,619       (8,872)
      Securities available for sale                                     144,870       95,151       49,719
                                                                       --------     --------     --------
   Total securities portfolio                                           188,617      147,770       40,847


    Loans receivable, net                                               588,634      538,204       50,430
    Real estate owned, net                                                  924          522          402

Liabilities and Shareholders' Equity:
  Total liabilities                                                     724,667      710,755       13,912
  Deposits                                                              586,056      594,400       (8,344)
  Federal Home Loan Bank advances                                       108,209       91,920       16,289
  Shareholders' equity                                                  130,680      133,286       (2,606)

Total assets increased $11.3 million to $855.3 million at June 30, 1999, as compared to $844.0 million at December 31, 1998 primarily due to a $40.8 million net increase in the securities portfolio (which includes securities available for sale and investments held to maturity) to $188.6 million at June 30, 1999 from $147.8 million at December 31, 1998, and a $50.4 million increase in loans receivable to $588.6 million at June 30, 1999 from $538.2 million at December 31, 1998, partially offset by a $82.0 million decrease in cash and cash equivalents to $35.0 million at June 30, 1999 from $117.0 million at December 31, 1998. The shift in Bankshares' assets reflected the continued investment of the proceeds of Bankshares' offering in December 1998 pursuant to the implementation of Bankshares' strategic plan. These increases as well as an $8.3 million net decrease in net deposits to $586.1 million at June 30, 1999 from $594.4 million at December 31, 1998 were funded by the decrease in cash and cash equivalents as well as by a $16.3 million increase in FHLB advances to $108.2 million at June 30, 1999.

The securities portfolio net increase of $40.8 million primarily reflected purchases of $68.1 million of securities available for sale which included U. S. Government and agencies, corporate debt, mutual funds, and GNMA IIs totaling $23.4 million, $5.0 million, $10.0 million and $29.7 million, respectively. Such purchases were offset in part by calls of $5.0 million and scheduled principal reductions and amortization of premiums and discounts amounting to $22.3 million.

Loans receivable increased $50.4 million as a result of continued emphasis on expanded lending activities. Loan originations of $149.4 million and purchases of $6.1 million included a $15.0 million residential construction loan to develop lots and build single family homes and villas, and a $21.0 million commercial real estate loan on land held for investment. The originations and purchases were partially offset by sales and repayments of $6.0 million and $70.1 million, respectively.

Real estate owned increased $402,000 to $924,000 at June 30, 1999, from $522,000 at December 31, 1998, primarily due to three residential foreclosed properties offset by the sale of one residential property.

Total liabilities decreased $13.9 million to $724.7 million at June 30, 1999, from $710.8 million at December 31, 1998. Total deposits decreased by $8.3 million to $586.1 million at June 30, 1999 from $594.4 million at December 31, 1998. The decrease in deposits primarily reflected increased competition for retail deposits in the Association's market area as odd-term certificates of deposits matured and were not renewed primarily during the first three months of the period. This reduction in certificates also caused a decrease in the weighted average cost of deposits to 3.67% at June 30, 1999 from 3.91% at December 31, 1998. The Association's strategic plan is to price its deposit products competitively, but profitably based on its lending and investment opportunities.

Shareholders' equity decreased to $130.7 million at June 30, 1999, from $133.3 million at December 31, 1998, reflecting net income for the six months of $3.1 million, offset by the declaration of dividends totaling $2.2 million, a net decrease in the market value of assets available for sale of $1.3 million and purchases of common stock totaling $2.9 million used to fund grants in the 1995 and 1999 Recognition and Retention Plans. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual regulatory capital amounts and ratios at June 30, 1999 are as follows:

                                                                                                To be Considered
                                                                                                      Well
                                                                             For                   Capitalized
                                                                           Capital                 for Prompt
                                                                           Adequacy             Corrective Action
                                                  Actual                   Purposes                Provisions
                                            ----------------------     ------------------       ---------------------
                                             Ratio         Amount      Ratio       Amount         Ratio       Amount
                                            -------      ---------    -------     -------       --------     --------
                                                            (Dollars in thousands)

As of June 30, 1999:
Total Risk-Based Capital
 (to Risk-weighted Assets)                  23.98%        $110,131      8.0%       $36,735        10.0%       $45,919
Core (Tier 1) Capital
(to Adjusted Tangible Assets)                12.52         106,504       3.0        25,530          5.0        42,550
Tangible Capital
 (to Tangible Assets)                        12.52         106,504       1.5        12,765          N/A           N/A
Core (Tier 1) Capital
 (to Risk-weighted Assets)                   23.19         106,504       N/A           N/A          6.0        27,551



As of June 30, 1999, tangible assets, adjusted tangible assets, and risk-weighted assets were $851.0 million, $851.0 million, and $459.2 million, respectively.

                                SUBSEQUENT EVENTS

On July 15, 1999, the Association incorporated a subsidiary company, Palm River Development Co., Inc., which was formed to engage in real estate development.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans within the meaning of SFAS No. 15 at June 30, 1999 or December 31, 1998.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:


                                                        June 30,    December 31,
                                                         1999           1998
                                                       ---------   -------------
                                                            (In thousands)

Non-performing loans:
Residential real estate:
  Loans 60 to 89 days delinquent                        $   49         $  695
  Loans more than 89 days delinquent                       529          1,537

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                            28             --
  Loans more than 89 days delinquent                       147             52

Consumer and commercial business:
  Loans 60 to 89 days delinquent                             6            100
  Loans more than 89 days delinquent                        46             67

Land:
  Loans 60 to 89 days delinquent                             7             --
  Loans more than 89 days delinquent                        --             12

REO, net of related allowance                              924            522
Other repossessed assets                                    --             22
Loans to facilitate sale of REO                            150            151
                                                        ------         ------
Total                                                   $1,886         $3,158
                                                        ======         ======


Real estate owned consists of the following:

                                                        June 30,    December 31,
                                                         1999           1998
                                                       ---------   -------------
                                                            (In thousands)

Real estate owned                                         $962           $558
Less allowance for loss                                     38             36
                                                        ------         ------
Total real estate owned                                   $924           $522
                                                        ======         ======

Changes in allowance for loss on real estate owned are as follows:

                                                      For the six months
                                                       ended June 30,
                                                      1999        1998
                                                   ---------   -----------
                                                        (In thousands)

Balance, beginning of period                          $  36       $  41
Provision charged to income                              10          --
Losses charged to allowance                              (8)         --
                                                      ------      -----
Balance, end of period                                $   38      $  41
                                                      ======      =====



                            YEAR 2000 CONSIDERATIONS

In order to be ready for the year 2000 (the "Year 2000 Issue"), the Association has developed a Year 2000 Action Plan (the "Action Plan") which was initially presented to the audit committee of the Board of Directors during July 1997 and is periodically updated. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of 2000 on Computer Systems". The Association's Strategic Planning Committee assigned responsibility for the Action Plan to the Year 2000 Committee which reports to the Strategic Planning Committee and the Board of Directors on a monthly basis. The Action Plan recognizes that the Association's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Association is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e. securities safekeeping services, securities pricing information, et cetera). The Year 2000 Committee is currently working with these third party vendors to assess their Year 2000 readiness. Based upon its assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Association's third party vendors are taking the appropriate steps to ensure that critical systems will continue to function properly.

The Association identified 40 mission critical applications (without which the Association cannot operate) and critical applications (necessary applications but the Association can function for a moderate amount of time without such applications being Year 2000 compliant) operated by third party vendors. Of such mission critical and critical applications, the Association has been informed by the third party vendors that all such applications have been tested and are Year 2000 compliant. Of such 40 mission critical and critical applications, approximately 25% are provided by the Association's data service processor which completed testing of its updated systems (in which testing the Association was involved) with all such systems evidencing Year 2000 compliance by June 30, 1999.

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

The Year 2000 issues also affect certain of the Association's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of December 31, 1998, the Association had contacted all of its commercial credit customers (87 borrowers with outstanding loans aggregating $56.l million) at that date regarding such customers' awareness of the Year 2000 Issue. Since that date, the Association has established an ongoing policy which requires a Year 2000 assessment of all new commercial credit customers before originating a loan. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with material Year 2000 issues. None of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Association's loss exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

The Association has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed for all of its mission critical hardware and software applications as of December 31, 1998. The Year 2000 Committee has reviewed all mission critical test plans and contingency plans to ensure the reasonableness of the plans. Testing of all of the mission critical systems was completed by May 1999. The Association has developed contingency plans which address operational policies and procedures in connection with data processing, electric power supply and/or telephone service failures associated with the Year 2000 issue. Such contingency plans provide documented actions to allow the Association to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Association to continue operations. Such plans may include providing off-line system processing, limited back-up electrical and telephone systems and other methods to ensure the Association's ability to continue to operate.

The cost of modifications to the existing software is being primarily absorbed by the third party vendors. However the Association recognized a need to purchase new hardware and software. The Association identified approximately $1.8 million in total costs, including hardware, software, and other issues, for completing the Year 2000 project. Of that amount, approximately $500,000, $1.2 million, $39,000 and $9,000 was purchased during the twelve months ended December 31, 1998, 1997 and 1996 and the six months ended June 30, 1999, respectively.

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

                              RESULTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

                                     GENERAL

Net income for the quarter ended June 30, 1999 was $1.7 million, or $0.17 basic earnings per share, a $446,000 increase from $1.3 million, or $0.13 basic earnings per share, for the quarter ended June 30, 1998. The increase in net income was primarily the result of a $1.3 million increase in net interest income offset in part by a $713,000 increase in operating expense.

                               NET INTEREST INCOME

Net interest income increased to $7.4 million for the quarter ended June 30, 1999 from $6.1 million for the same period in 1998 primarily as a result of a $79.7 million increase in average interest-earning assets to $791.6 million for the three months ended June 30, 1999 from $711.9 million for the same period in the prior year, primarily reflecting the increase in the loan portfolio. Such increase in interest-earning assets reflected, in part, the infusion of the proceeds of Bankshares' offering in December 1998. The increase in interest income also reflected the effects of a decrease in the average cost of interest-bearing liabilities to 4.04% for the three months ended June 30, 1999 from 4.46% for the 1998 period, primarily as a result of the decreased weighted average cost of deposits to 3.66% for the quarter ended June 30, 1999 from 4.17% for the same period in 1998. The decreased cost of deposits reflects a change in the composition of the deposit portfolio. The dollar balance of total certificates of deposit which have a higher cost to the Association declined by 4.9%, while the dollar balance of lower costing core deposits (consisting of checking, NOW, statement, passbook, and money market deposit accounts) increased by 3.9% as the Association emphasized such products to its customers and did not renew the majority of the odd-term certificates of deposit which matured during the period. The increase in net interest income was partially offset by a decrease in the average yield on interest-earning assets to 7.32% for the quarter ended June 30, 1999 from 7.57% for the same period in 1998 reflecting declines in market rates of interest during the 1999 period which affected the yield on originated and repriced loans and new securities, combined with a $41.6 million increase in average interest-bearing liabilities to $701.9 million from $660.3 million for the same period in 1998. The increase in average interest-bearing liabilities reflected $8.0 million and $33.6 million higher average balances for the Association's deposit portfolio and borrowed funds, respectively, for the quarter ended June 30, 1999 as the Association used such funds to support its expanding lending program and to purchase securities available for sale.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the actual loss experience, as well as guidelines applied by the OTS. The provision for loan losses was $195,000 for the quarter ended June 30, 1999, as compared to $96,000 for the quarter ended June 30, 1998 primarily due to management's assessment that the allowance for loan losses needed to be increased to protect against the inherent risk in the loan portfolio due to the $50.4 million increase in the loan portfolio during this period. The allowance for loan losses as a percentage of net loans receivable was 0.62% and 0.52% at June 30, 1999 and 1998, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income increased $66,000 to $994,000 for the quarter ended June 30, 1999, from $928,000 for the same period in 1998, primarily due to a $63,000 increase in servicing income and customer fees to $965,000 for the three months ended June 30, 1999 from $902,000 for the same period in 1998.

                                OPERATING EXPENSE

Operating expense increased $713,000 to $5.7 million for the quarter ended June 30, 1999 from $5.0 million for the same period in 1998. Employee compensation and benefits increased $500,000 during the quarter ended June 30, 1999 as compared to the same period in 1998. The increase primarily reflected increased compensation resulting from merit increases implemented in connection with the Association's annual review of its compensation structure for all employees and officers. As a result of such review, it was determined to increase salaries at a greater level than prior periods to improve the Association's ability to compete for, and retain high quality employees. A $157,000 increase in occupancy and equipment costs for the three months ended June 30, 1999 as compared to the same period in 1998 primarily reflected increased depreciation expense, repairs and maintenance costs and real estate taxes, offset in part by a decrease in lease expense. The increase in depreciation expense and the decrease in lease expense are related to the relocation of two branch offices from leased facilities to new buildings built by the Association during the latter part of 1998. In addition, miscellaneous expense increased $148,000 during the quarter ended June 30, 1999 as compared to the same quarter in 1998. These increases were offset in part by a $92,000 decrease in advertising and marketing expense for the quarter ended June 30, 1999.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $760,000 for the three months ended June 30, 1999 as compared to $677,000 for the same period in 1998 primarily reflecting increased taxable net income for the quarter ended June 30, 1999 offset in part by the increased benefit from tax credits totaling $150,000 during the quarter ended June 30, 1999 resulting from the Association's $4.2 million investment in the affordable housing partnership as compared to tax credits totaling $129,000 for the same period in 1998.

                              RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                     GENERAL

Net income for the six months ended June 30, 1999 was $3.1 million, or $0.31 basic earnings per share, a $599,000 increase from $2.5 million, or $0.25 basic earnings per share, for the six months ended June 30, 1998. The increase in net income was primarily the result of a $2.1 million increase in net interest income partially offset by a $1.3 million increase in operating expense.

Net interest income increased to $14.2 million for the six months ended June 30, 1999 from $12.2 million for the same period in 1998 primarily as a result of an $88.8 million increase in average interest-earning assets to $790.4 million for the six months ended June 30, 1999 from $701.6 million for the same period in the prior year. Such increase reflected a $73.0 million increase in the average net loan portfolio, offset in part by a $19.0 million decrease in the Association's average aggregate securities portfolio. The shift in the interest-earning assets reflected the continued investment of the proceeds of Bankshares' offering in December 1998. The average yield on interest-earning assets decreased to 7.21% for the six months ended June 30, 1999 from 7.65% for the 1998 period, primarily as a result of decreased average yields on the loan and securities portfolios. Such declines reflected the effect of declines in market rates of interest during the 1999 period which affected the yield on originated and repriced loans and new securities. The increase in interest income was partially offset by a $51.3 million increase in average interest-bearing liabilities to $700.5 million for the six months ended June 30, 1999 from $649.2 million for the same period in 1998, primarily reflecting the growth of the Association's deposit portfolio and additional FHLB advances. The average yield on interest-bearing liabilities was 4.07% for the six months ended June 30, 1999 as compared to 4.51% for the 1998 period. The weighted average cost of deposits decreased to 3.70% for the six months ended June 30, 1999 from 4.19% for the same period in 1998. This decrease in the cost of deposits was supplemented by a decrease in the cost of borrowed funds to 6.03% for the six months ended June 30, 1999 from 6.87% for the same period in 1998. Such decreases reflected both the effect of general declines in market rates of interest as well as the Association's decision to offer special rates for odd-term certificates of deposits on a more limited basis.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses was $517,000 for the six months ended June 30, 1999, as compared to $213,000 for the six months ended June 30, 1998. The allowance for loan losses as a percentage of net loans receivable was 0.62% and 0.52% at June 30, 1999 and 1998, respectively. In management's judgement it was prudent to increase the allowance for loan losses based upon, among other factors, the overall growth in its loan portfolio.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income increased $97,000 to $2.0 million for the six months ended June 30, 1999 from $1.9 million for the same period in 1998. This increase primarily reflected increased consumer and commercial loan fees during the six months ended June 30, 1999 as compared to the 1998 period.

                                OPERATING EXPENSE

Operating expense increased $1.3 million to $11.3 million for the six month period ended June 30, 1999 from $10.0 million for the same period in 1998. Employee compensation and benefits increased $1.0 million during the six months ended June 30, 1999 as compared to the 1998 period. The increase primarily reflected increased compensation resulting from merit increases implemented in connection with the Association's annual review of its compensation structure for all employees and officers. As a result of such review, it was determined to increase salaries at a greater level than prior periods to improve the Association's ability to compete for, and retain high quality employees. A $407,000 increase in occupancy and equipment costs for the six months ended June 30, 1999 as compared to the same period in 1998 primarily reflected increased depreciation expense, repairs and maintenance costs and real estate taxes, offset in part by a decrease in lease expense. The increase in depreciation expense and the decrease in lease expense are related to the relocation of two branch offices from leased facilities to new buildings built by the Association during the latter part of 1998. In addition, miscellaneous expense decreased $116,000 during the quarter ended June 30, 1999 as compared to the same quarter in 1998 primarily as a result of a reversal of a $127,000 loss reserve previously recorded which was recovered from an insurance company as a result of the settlement of an employee defalcation claim during the first quarter of 1999.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $1.3 million for the six months ended June 30, 1999 as compared to $1.4 million for the same period in 1998 reflecting the $299,000 tax benefit received during the six months ended June 30, 1999 from the affordable housing tax credit partnership previously noted as compared to $174,000 for the 1998 period.

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

ITEM 2.       CHANGES IN SECURITIES

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Bankshares held its Annual Meeting of Shareholders on June 18, 1999. Of the 10,548,884 shares eligible to vote, 9,048,867 shares or 85.8%, were represented in person or by proxy at the meeting.

              The shareholders acted on the following four matters at the Annual Meeting, approving each of such matters.

              1. The election of Robert F. Cromwell and James B. Pittard, Jr. to serve as directors for terms of three years expiring in 2002.

                                                                           Number of Votes
                                                            For                Withheld             Not Voted
                                                            ---                --------             ---------
                 Robert F. Cromwell                     8,822,449               226,418                 0
                 James B. Pittard, Jr.                  8,872,651               176,216                 0

              2. The approval of the Community Savings Bankshares, Inc. 1999
                 Stock Option Plan.

                                                        For            Against          Abstain        Not Voted
                                                        ---            -------          -------        ---------
                 Number of Votes                     6,365,727         481,403           67,959        2,133,778


              3. The approval of the Community Savings Bankshares, Inc. 1999
                 Recognition and Retention Plan and Trust Agreement.

                                                        For            Against          Abstain         Not Voted
                                                        ---            -------          -------         ---------
                 Number of Votes                     6,177,553         626,542          110,994         2,133,778


              4. The ratification of the appointment of Crowe Chizek and Company
                 LLP as independent auditors for fiscal year 1999.

                                                        For            Against          Abstain         Not Voted
                                                        ---            -------          -------         ---------

                 Number of Votes                     8,955,142          59,682           34,043             0

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

                                  COMMUNITY SAVINGS BANKSHARES, INC.

Date:  August 6, 1999             /s/  James B. Pittard, Jr.
                                  ---------------------------------------------
                                          James B. Pittard, Jr.
                                  President and Chief Executive Officer


Date:  August 6, 1999             /s/ Larry J. Baker
                                  ---------------------------------------------
                                              Larry J. Baker
                                          Senior Vice President,
                                  Chief Financial Officer and Treasurer