Form 10-Q
period 1999-09-30
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 1999-11-03
CIK 1068725

                                 UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552



                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended: September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                     to
                               ------------------     --------------------

                        Commission File Number 000-29460

                       COMMUNITY SAVINGS BANKSHARES, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                         65-0870004
    -------------------------------                        -------------------
    (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

          660 US Highway One
         North Palm Beach, FL                                     33408
    -------------------------------                        -------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE                             (ZIP CODE)
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212
                                                         ------------------

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 3, 1999, there were 10,051,873 shares of the Registrant's common stock outstanding.

               COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                               TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
Part I. Financial Information

Item 1.       Financial Statements
              Consolidated Statements of Financial Condition as of
              September 30, 1999 (Unaudited) and December 31, 1998                                             2

              Consolidated Statements of Operations  (Unaudited) for the three and nine months
              ended September 30, 1999 and 1998                                                                3

              Consolidated Statements of Comprehensive Income (Unaudited) for the
              three and nine months ended September 30, 1999 and 1998                                          3

              Consolidated Statements of Changes in Shareholders' Equity
              for the year ended December 31, 1998 and for the
              nine months ended September 30, 1999 (Unaudited)                                                 4

              Consolidated Statements of Cash Flows (Unaudited) for the nine months
              ended September 30, 1999 and 1998                                                                5

              Notes to Consolidated Financial Statements (Unaudited)                                           6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                      17

Part II. Other Information
Item 1.       Legal Proceedings                                                                               17

Item 2.       Changes in Securities                                                                           17

Item 3.       Default Upon Senior Securities                                                                  17

Item 4.       Submission of Matters to a Vote of Security Holders                                             17

Item 5.       Other Information                                                                               17

Item 6.       Exhibits and Reports on Form 8-K                                                                17

              Signature Page                                                                                  18


ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998

                                                                                         September 30,         December 31,
                                                                                             1999                 1998
                                                                                         -------------         ------------
                                                                                          (Unaudited)
                                                                                                   (In thousands)
ASSETS
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                                     $ 19,050             $ 15,305
     Interest-bearing deposits                                                               20,358              101,710
                                                                                            -------             --------
        Total cash and cash equivalents                                                      39,408              117,015

  Securities available for sale                                                             147,922               95,151
  Securities held to maturity                                                                40,703               52,619
  Loans receivable, net of allowance for loan losses                                        595,554              538,204
  Accrued interest receivable                                                                 3,412                2,782
  Office properties and equipment, net                                                       26,641               26,016
  Real estate owned, net                                                                        761                  522
  Federal Home Loan Bank stock - at cost                                                      6,304                4,722
  Other assets                                                                                6,960                7,010
                                                                                           --------             --------
        Total assets                                                                       $867,665             $844,041
                                                                                           ========             ========
LIABILITIES
  Deposits:
     Demand deposits                                                                       $ 35,545             $ 31,769
     NOW and funds transfer deposits                                                         74,450               82,628
     Savings deposits                                                                        33,505               32,919
     Money market deposits                                                                   97,778               89,895
     Time deposits                                                                          341,922              357,189
                                                                                           --------             --------
         Total deposits                                                                     583,200              594,400

  Mortgage-backed bond - net                                                                 14,715               15,430
  Advances from Federal Home Loan Bank                                                      126,085               91,920
  Advances by borrowers for taxes and insurance                                               8,299                1,208
  Other liabilities                                                                           8,308                7,797
                                                                                           --------             --------
        Total liabilities                                                                   740,607              710,755

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued                 --                   --
  Common stock ($1 par value): 60,000,000 authorized shares; 10,229,317 and
    10,548,884 shares outstanding at September 30, 1999 and December 31, 1998,
    respectively                                                                             10,571               10,549
  Additional paid-in capital                                                                 93,652               93,268
  Retained income - substantially restricted                                                 37,067               35,545
  Treasury stock                                                                             (4,343)                  --
  Common stock purchased by Employee Stock Ownership Plan                                    (4,894)              (5,407)
  Common stock issued to or purchased by Recognition and Retention Plans                     (2,790)                (237)
  Unrealized decrease in market value of assets available
    for sale, net of income taxes                                                            (2,205)                (432)
                                                                                           --------             --------
        Total shareholders' equity                                                          127,058              133,286
                                                                                           --------             --------
        Total liabilities and shareholders' equity                                         $867,665             $844,041
                                                                                           ========             ========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                             For the three months          For the nine months
                                                              ended September 30,          ended September 30,
                                                            ----------------------        ----------------------
                                                              1999           1998           1999           1998
                                                            -------        -------         -------       -------
                                                                                 (Unaudited)
                                                                                (In thousands)
Interest income:
  Real estate loans                                         $10,902        $ 9,979         $31,549       $28,356
  Consumer and commercial business loans                        429            490           1,309         1,403
  Investment securities and securities available for sale     2,742          1,868           6,904         6,623
  Mortgage-backed and related securities                        324            837           1,244         2,474
  Interest-earning deposits                                     345            589           2,222         1,735
                                                            -------        -------         -------       -------
     Total interest income                                   14,742         13,763          43,228        40,591
                                                            -------        -------         -------       -------

Interest expense:
  Deposits                                                    5,426          6,101          16,323        18,078
  Advances from Federal Home Loan Bank
     and other borrowings                                     1,885          1,640           5,230         4,319
                                                            -------        -------         -------       -------
     Total interest expense                                   7,311          7,741          21,553        22,397
                                                            -------        -------         -------       -------
Net interest income                                           7,431          6,022          21,675        18,194
Provision for loan losses                                       193            223             710           436
                                                            -------        -------         -------       -------
Net interest income after provision for loan losses           7,238          5,799          20,965        17,758
                                                            -------        -------         -------       -------

Other income:
 Servicing income and other fees                                104             47             294           150
 NOW account and other customer fees                            834            866           2,540         2,543
 Net gain (loss) on real estate owned                            22            (11)            (34)          (30)
 Miscellaneous                                                   85             64             217           180
                                                            -------        -------         -------       -------
     Total other income                                       1,045            966           3,017         2,843
                                                            -------        -------         -------       -------

Operating expense:
 Employee compensation and benefits                           3,139          2,567           9,153         7,561
 Occupancy and equipment                                      1,543          1,396           4,477         3,923
 Advertising and promotion                                      132            195             624           663
 Federal deposit insurance premium                               83             88             256           259
 Miscellaneous                                                1,029            880           2,719         2,687
                                                            -------        -------         -------       -------
     Total operating expense                                  5,926          5,126          17,229        15,093
                                                            -------        -------         -------       -------

Income before provision for income taxes                      2,357          1,639           6,753         5,508
Provision for income taxes                                      679            401           1,965         1,759
                                                            -------        -------         -------       -------
Net income                                                  $ 1,678        $ 1,238         $ 4,788       $ 3,749
                                                            =======        =======         =======       =======
Basic earnings per share                                    $  0.17        $  0.12         $  0.48       $  0.37
                                                            =======        =======         =======       =======
Diluted earnings per share                                  $  0.16        $  0.12         $  0.47       $  0.36
                                                            =======        =======         =======       =======



COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                             For the three months          For the nine months
                                                              ended September 30,          ended September 30,
                                                            ----------------------        ----------------------
                                                              1999           1998           1999           1998
                                                            -------        -------         -------       -------
                                                                                (Unaudited)
                                                                               (In thousands)
Net income                                                  $1,678           $1,238         $4,788       $3,749
Other comprehensive income, net of tax:
   Change in unrealized (increase) decrease in
     market value of assets available for sale                 449              539         (1,773)         260
                                                            ------           ------         ------       ------
Comprehensive income                                        $2,127           $1,777         $3,015       $4,009
                                                            ======           ======         ======       ======

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1998 AND
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                                                                                              Unrealized
                                                                                             Decrease in
                                                                                               Market
                                                                          Employee  Recogni-   Value
                                                               Retained    Stock     tion     of Assets
                                                  Additional  Income-Sub-  Owner-     and     Available
                                        Common     Paid In    stantially    ship    Retention    for      Treasury
                                        Stock      Capital    Restricted    Plan      Plans      Sale       Stock        Total
                                       --------   ----------  ----------  --------  -------   ---------   ---------     --------
                                                                      (In thousands)
Balance - December 31, 1997            $  5,095    $ 30,278    $ 47,887    $(1,424)   $  (423)   $  (154)   $    --     $ 81,259
Net income for the year ended
  December 31, 1998                          --          --       4,994         --         --         --         --        4,994
Stock options exercised                       9          92          --         --         --         --         --          101
Unrealized decrease in market
  value of assets available
  for sale (net of income taxes)             --          --          --         --         --       (278)        --         (278)
Shares committed to be
  released - Employee Stock
  Ownership Plan and
  Recognition and Retention
  Plan                                       --         445          --        394        186         --         --        1,025
Dividends declared                           --          --      (2,674)        --         --         --         --       (2,674)
Merger of Mutual Holding Company
  pursuant to Reorganization                 --          --         201         --         --         --         --          201
Exchange due to Reorganization           (5,104)    (30,815)    (14,863)        --         --         --         --      (50,782)
Issuance of common stock
  pursuant to Reorganization,
  net of costs of issuance
  of $1,672                              10,549      93,268          --         --         --         --         --      103,817
Purchase of common stock by
  Employee Stock Ownership Plan              --          --          --     (4,377)        --         --         --       (4,377)
                                       --------    --------    --------    -------    -------    -------    -------     --------
Balance - December 31, 1998              10,549      93,268      35,545     (5,407)      (237)      (432)        --      133,286

Net income for the nine months
  ended September 30, 1999                   --          --       4,788         --         --         --         --        4,788
Unrealized decrease in market
  value of assets available
  for sale (net of income taxes)             --          --          --         --         --     (1,773)        --       (1,773)
Purchase of common stock by 1999
  Recognition and Retention Plan             --          --         (95)        --     (2,667)        --         --       (2,762)
Purchase of common stock by 1995
  Recognition and Retention Plan             --          60          --         --       (221)        --         --         (161)
Treasury stock purchased                     --          --          --         --         --         --     (4,387)      (4,387)
Stock options exercised                      22          99          --         --         --         --         44          165
Costs of stock issuance                      --         (54)         --         --         --         --         --          (54)
Shares committed to be released
 - Employee Stock Ownership
 Plan and Recognition and
 Retention Plans                             --         279          --        513        335         --         --        1,127
Dividends declared                           --          --      (3,171)        --         --         --         --       (3,171)
                                       --------    --------    --------    -------    -------    -------    -------     --------
Balance - September 30, 1999
(unaudited)                            $ 10,571    $ 93,652    $ 37,067    $(4,894)   $(2,790)   $(2,205)   $(4,343)    $127,058
                                       ========    ========    ========    =======    =======    =======    =======     ========



See notes to consolidated financial statements

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                                                       For the nine months ended
                                                                                              September 30,
                                                                                     -----------------------------
                                                                                       1999                1998
                                                                                     ---------           --------
                                                                                               (Unaudited)
                                                                                              (In thousands)
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
 Net income                                                                          $   4,788           $  3,749
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         1,365              1,456
   ESOP and Recognition and Retention Plans compensation expense                         1,127                831
   Accretion of discounts, amortization of premiums, and other deferred yield
    items                                                                               (1,190)            (2,000)
   Provision for loan losses                                                               710                436
 Increase in other assets                                                                (819)             (3,181)
 Increase in other liabilities                                                           8,427              2,986
                                                                                     ---------           --------

      Net cash provided by operating activities                                         14,408              4,277
                                                                                     ---------           --------

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
 Net change in loans                                                                   (58,060)           (51,080)
 Principal payments, calls and maturities received on securities                        31,025             78,418
 Purchases of:
   Loans and participations                                                                 --            (38,354)
   Securities available for sale and Federal Home Loan Bank stock                      (74,870)           (26,544)
   Office property and equipment, net                                                   (1,666)            (4,647)
                                                                                     ---------           --------

          Net cash used for investing activities                                      (103,571)           (42,207)
                                                                                     ---------           --------

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
 Net (decrease) increase in deposits                                                   (11,200)            30,049
 Advances from Federal Home Loan Bank                                                   45,000             42,000
 Repayments and calls of advances from Federal Home Loan Bank                          (10,835)            (5,298)
 Repayment of Employee Stock Ownership Plan loan                                            --             (1,424)
 Proceeds from exercise of stock options                                                   165                 99
 Purchase of common stock by Recognition and Retention Plans                            (2,977)                --
 Purchase of Treasury stock                                                             (4,387)                --
 Payments made on mortgage-backed bond                                                  (1,039)            (1,040)
 Dividends paid                                                                         (3,171)            (1,579)
                                                                                     ---------           --------

          Net cash provided by financing activities                                     11,556             62,807
                                                                                     ---------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (77,607)            24,877
CASH AND CASH EQUIVALENTS, beginning of period                                         117,015             25,954
                                                                                     ---------           --------
CASH AND CASH EQUIVALENTS, end of period                                             $  39,408           $ 50,831
                                                                                     =========           ========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its wholly-owned subsidiary Community Savings, F. A. (the "Association"), and the Association's wholly-owned subsidiaries, ComFed, Inc. and Palm River Development Co., Inc. ("Palm River"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for interim periods. The results for interim periods are not necessarily indicative of trends or results to be expected for the full year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Bankshares' Annual Report to Shareholders for the year ended December 31, 1998.

      Certain items in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

2.    CONVERSION AND REORGANIZATION OF BANKSHARES

      On December 15, 1998, Bankshares, a Delaware corporation, became the holding company for the Association as a result of the completion of the conversion and reorganization of the Association from the two-tier mutual holding company structure to the stock holding company structure and the related stock offering of Bankshares. In the course of this reorganization, ComFed, M. H. C. ("ComFed") and Community Savings Bankshares, Inc. (the "Mid-Tier Holding Company"), the mutual holding company and mid-tier holding company, respectively, of the Association were merged with and into the Association. Such mergers were accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. The Association is chartered and regulated by the Office of Thrift Supervision (the "OTS"). Bankshares' only significant asset is the common stock of the Association. Consequently, the majority of its income is derived from the Association.

3.    NEW ACCOUNTING PRONOUNCEMENTS

      For fiscal years beginning after July 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect on Bankshares' financial statements, but the effect will depend on derivative holdings when this standard is applied in January 2001.

4.   LOANS RECEIVABLE

     Loans receivable consists of the following:


                                                            September 30,          December 31,
                                                                1999                   1998
                                                            -------------          ------------
                                                                      (In thousands)
        Real estate loans:
           Residential 1-4 family                            $428,974               $421,766
           Residential construction loans                      93,741                 54,391
           Non-residential construction loans                  15,000                  6,292
           Land loans                                          43,422                 14,624
           Multi-family loans                                   7,220                  8,392
           Commercial                                          52,789                 46,118
                                                             --------               --------
              Total real estate loans                         641,146                551,583
                                                             --------               --------

        Non-real estate loans:
           Consumer loans                                      13,186                 15,015
           Commercial business                                  5,658                  6,635
                                                             --------               --------
              Total non-real estate loans                      18,844                 21,650
                                                             --------               --------
              Total loans receivable                          659,990                573,233

        Less:
           Undisbursed loan proceeds                           62,083                 33,202
           Unearned discounts and premiums and
              net deferred loan fees and costs                 (1,397)                (1,333)
           Allowance for loan losses                            3,750                  3,160
                                                             --------               --------
        Total loans receivable,  net                         $595,554               $538,204
                                                             ========               ========


     An analysis of the changes in the allowance for loan losses is as follows:


                                                                For the nine months
                                                                ended September 30,
                                                              ---------------------
                                                               1999            1998
                                                              ------            ---
                                                                   (In thousands)
    Balance, beginning of period                              $3,160          $2,662
    Provision charged to income                                  710            436
    Losses charged to allowance                                 (120)          (108)
    Recoveries                                                    --             --
                                                              ------            ---
    Balance, end of period                                    $3,750          $2,990
                                                              ======          ======

     Bankshares accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". There were no impaired loans at September 30, 1999. At December 31, 1998, impaired loans totaled $25,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its subsidiary, the Association.

                       COMMUNITY SAVINGS BANKSHARES, INC.

Bankshares is a Delaware-chartered stock holding company organized in August 1998. The only significant asset of Bankshares is its investment in its wholly-owned subsidiary, the Association and a $6.0 million participation in a commercial real estate loan. On December 15, 1998, Bankshares completed its reorganization and stock offering in connection with the conversion and reorganization of ComFed and its Mid-Tier Holding Company. The holding company reorganization was accounted for at historical cost in a manner similar to a pooling of interests. Therefore, all financial information has been presented as if Bankshares had been in existence for all periods presented in this report. The common stock of Bankshares trades on The Nasdaq Stock Market under the symbol "CMSV".

                            COMMUNITY SAVINGS, F. A.

The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. The Association is regulated by the OTS.

On December 15, 1998, Bankshares became the holding company for the Association as a result of the completion of the conversion and reorganization of the Association from the two-tier mutual holding company structure to the stock holding company structure and the related stock offering of Bankshares (the "Reorganization"). In the course of the Reorganization, ComFed and the Mid-Tier Holding Company were merged with and into the Association. Such mergers were accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. Net proceeds from the Reorganization approximated $53.0 million which were initially invested in interest-earning deposits at December 31, 1998, and which have since been disbursed as loan originations and used to purchase securities. This use of funds reflected the implementation of the Association's business plan to prudently deploy the capital raised in the Reorganization, without an increase in high risk lending or investment activities.

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

In addition, the Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the yields earned or rates paid on such interest rate-sensitive instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

While the primary source of the Association's income is net interest income, other sources of income include loan servicing income and other loan fees, NOW account and other customer fees (which may include such items as fees for issuing official checks, money orders, and travelers checks, ATM fees, and other miscellaneous fees) and net gains or losses on the sale of real estate owned and securities available for sale. The most significant operating expenses for the Association are compensation and employee benefits and occupancy and equipment expense which can have a significant impact on profitability.

                             RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                    GENERAL

Net income for the quarter ended September 30, 1999 was $1.7 million, or $0.17 and $0.16 basic and diluted earnings per share, respectively, a $440,000 increase from $1.2 million, or $0.12 basic and diluted earnings per share, for the quarter ended September 30, 1998. The increase in net income primarily reflected a $1.4 million increase in net interest income partially offset by an $800,000 increase in operating expense.

                              NET INTEREST INCOME

Net interest income increased to $7.4 million for the quarter ended September 30, 1999 from $6.0 million for the same period in 1998. Such increase reflected in large part the $70.7 million increase in average interest-earning assets to $800.2 million for the three months ended September 30, 1999 from $729.5 million for the same period in the prior year, reflecting the continued deployment of the net proceeds of the Reorganization in December 1998. The increase in net interest income also reflected the effects of a decrease in the average cost of interest-bearing liabilities to 4.10% for the three months ended September 30, 1999 from 4.56% for the 1998 period, primarily as a result of the decreased weighted average cost of deposits to 3.70% for the quarter ended September 30, 1999 from 4.22% for the same period in 1998. The decreased cost of deposits reflects a change in the composition of the deposit portfolio. The dollar balance of total certificates of deposit (which have a higher cost to the Association) declined by 6.2%, while the dollar balance of lower costing core deposits (consisting of checking, NOW, statement, passbook, and money market deposit accounts) increased by 11.5% as the Association emphasized such products to its customers and did not renew many of the odd-term certificates of deposit which matured during the period. In addition, the cost of borrowed funds decreased to 5.93% for the three months ended September 30, 1999 from 6.52% for the same period in 1998 reflecting the decrease in the market for rates of borrowed funds. The increase in net interest income was partially offset by a decrease in the average yield on interest-earning assets to 7.37% for the quarter ended September 30, 1999 from 7.55% for the same period in 1998 reflecting declines in market rates of interest during the 1999 period which affected the yield on originated and repriced loans and new securities, combined with a $34.2 million increase in average interest-bearing liabilities to $713.6 million from $679.4 million for the same period in 1998. The increase in average interest-bearing liabilities reflected $7.6 million and $26.6 million higher average balances for the Association's deposit portfolio and borrowed funds, respectively, for the quarter ended September 30, 1999 as the Association primarily used such funds to support the continued expansion of its lending program and to purchase securities available for sale.

                           PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the actual loss experience, as well as guidelines applied by the OTS. The provision for loan losses was $193,000 for the quarter ended September 30, 1999, as compared to $223,000 for the quarter ended September 30, 1998. The provision was higher in the 1998 period primarily due to a $25,000 specific reserve recognized during the 1998 period which was not repeated in the 1999 period. The allowance for loan losses as a percentage of net loans receivable was 0.63% and 0.55 % at September 30, 1999 and 1998, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income increased $79,000 to $1.0 million for the quarter ended September 30, 1999, as compared to $966,000 for the same period in 1998. Such increase was primarily due to a $25,000 net increase in servicing income and customer fees to $938,000 for the three months ended September 30, 1999 from $913,000 for the same period in 1998 due in large part to increased consumer and commercial loan fees due to loan origination activity offset in part by decreased customer fees. In addition, other income for the three months ended September 30, 1999 included a $22,000 net gain on real estate owned as compared to an $11,000 net loss in the 1998 period.

                               OPERATING EXPENSE

Operating expense increased $800,000 to $5.9 million for the quarter ended September 30, 1999 from $5.1 million for the same period in 1998. Employee compensation and benefits increased $572,000 during the quarter ended September 30, 1999 as compared to the same period in 1998. The increase primarily reflected increased compensation resulting from merit salary increases implemented in connection with the Association's annual review of its compensation structure for all employees and officers. As a result of such review, the Salary Review Committee determined to increase salaries at a greater level than prior periods to improve the Association's ability to compete for, and retain high quality employees. A $147,000 increase in occupancy and equipment costs for the three months ended September 30, 1999 as compared to the same period in 1998 primarily reflected increased depreciation expense, repairs and maintenance costs and real estate taxes, offset in part by a decrease in lease expense. The increase in depreciation expense and the decrease in lease expense are related to the relocation of two branch offices from leased facilities to new buildings built by the Association during the latter part of 1998. In addition, miscellaneous expense (which includes but is not limited to such expense items as legal, shareholders relations, accounting, tax and regulatory services, stationery and supplies, postage, telephone and other miscellaneous expenses) increased $149,000 during the quarter ended September 30, 1999 as compared to the same quarter in 1998. These increases were offset in part by a $63,000 decrease in advertising and marketing expense for the quarter ended September 30, 1999 due to management's goal to reduce expenses.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $679,000 for the three months ended September 30, 1999 as compared to $401,000 for the same period in 1998 primarily due to the increase in net taxable income for the quarter ended September 30, 1999.

                             RESULTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                    GENERAL

Net income for the nine months ended September 30, 1999 was $4.8 million, or $0.48 and $0.47 basic and diluted earnings per share, respectively, a $1.0 million increase from $3.7 million, or $0.37 and $0.36 basic and diluted earnings per share, respectively, for the nine months ended September 30, 1998. The increase in net income was primarily the result of a $3.5 million increase in net interest income partially offset by a $2.1 million increase in operating expense.

                              NET INTEREST INCOME

Net interest income increased to $21.7 million for the nine months ended September 30, 1999 from $18.2 million for the same period in 1998 primarily as a result of an $83.1 million increase in average interest-earning assets to $794.3 million for the nine months ended September 30, 1999 from $711.2 million for the same period in the prior year. Such increase reflected a $68.2 million increase in the average net loan portfolio, as well as a $14.9 million increase in the Association's average aggregate securities portfolio. The shift in the interest-earning assets reflected the continued investment of the proceeds of the Reorganization in December 1998. The average yield on interest-earning assets decreased to 7.26% for the nine months ended September 30, 1999 from
7.61 % for the 1998 period, primarily as a result of decreased average yields on the loan and securities portfolios. Such declines reflected the effect of declines in market rates of interest during the 1999 period which affected the yield on originated and repriced loans and new securities. The increase in interest income was partially offset by a $45.3 million increase in average interest-bearing liabilities to $704.9 million for the nine months ended September 30, 1999 from $659.6 million for the same period in 1998, primarily reflecting the growth of the Association's deposit portfolio and additional FHLB advances. The average yield on interest-bearing liabilities was 4.08% for the nine months ended September 30, 1999 as compared to 4.56% for the 1998 period. The weighted average cost of deposits decreased to 3.70% for the nine months ended September 30, 1999 from 4.20% for the same period in 1998. This decrease in the cost of deposits was supplemented by a decrease in the cost of borrowed funds to 6.00% for the nine months ended September 30, 1999 from 6.72% for the same period in 1998. Such decreases reflected both the effect of general declines in market rates of interest as well as the Association's decision to offer special rates for odd-term certificates of deposits on a more limited basis, and instead increased its use of borrowings as a funding source.

                           PROVISION FOR LOAN LOSSES

The provision for loan losses was $710,000 for the nine months ended September 30, 1999, as compared to $436,000 for the nine months ended September 30, 1998. The allowance for loan losses as a percentage of net loans receivable was 0.63% and 0.55% at September 30, 1999 and 1998, respectively. In management's judgement it was prudent to increase the allowance for loan losses based upon, among other factors, the overall growth in its loan portfolio.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gain or loss on the sale of securities available for sale and other assets. Other income increased $355,000 to $3.0 million for the nine months ended September 30, 1999 from $2.7 million for the same period in 1998. This increase primarily reflected a $144,000 increase in consumer and commercial loan fees due to loan origination activity during the nine months ended September 30, 1999 as compared to the 1998 period.

                               OPERATING EXPENSE

Operating expense increased $2.3 million to $17.2 million for the nine month period ended September 30, 1999 from $14.9 million for the same period in 1998. Employee compensation and benefits increased $1.6 million during the nine months ended September 30, 1999 as compared to the 1998 period. The increase primarily reflected increased compensation resulting from salary merit increases implemented in connection with the Salary Review Committee's annual review of its compensation structure for all employees and officers. As a result of such review, it was determined to increase salaries at a greater level than prior periods to improve the Association's ability to compete for, and retain high quality employees. A $554,000 increase in occupancy and equipment costs for the nine months ended September 30, 1999 as compared to the same period in 1998 primarily reflected increased depreciation expense, repairs and maintenance costs and real estate taxes, offset in part by a decrease in lease expense. The increase in depreciation expense and the decrease in lease expense are related to the relocation of two branch offices from leased facilities to new buildings built by the Association during the latter part of 1998. In addition, miscellaneous expense (which includes but is not limited to such expense items as legal, shareholders relations, accounting, tax and regulatory services, stationery and supplies, postage, telephone and other miscellaneous expenses) increased $32,000 during the quarter ended September 30, 1999 as compared to the same quarter in 1998.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $2.0 million for the nine months ended September 30, 1999 as compared to $1.8 million for the same period in 1998 primarily reflecting the increase in net taxable income during the 1999 period.

                              FINANCIAL CONDITION

                September 30, 1999 compared to December 31, 1998

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.


                                                                    September 30,    December 31,     Increase
                                                                         1999            1998        (Decrease)
                                                                    -------------    -------------   ----------
                                                                    (Unaudited)
                                                                                   (In thousands)
Assets:
   Total assets                                                        $867,665        $844,041       $ 23,624
   Cash and cash equivalents                                             39,408         117,015        (77,607)

   Securities portfolio:
      Securities held to maturity                                       40,703           52,619        (11,916)
      Securities available for sale                                    147,922           95,151         52,771
                                                                       -------         --------       --------
   Total securities portfolio                                          188,625          147,770         40,855

    Loans receivable, net                                              595,554          538,204         57,350
    Real estate owned, net                                                 761              522            239

Liabilities and Shareholders' Equity:
  Total liabilities                                                    740,607          710,755         29,852
  Deposits                                                             583,200          594,400        (11,200)
  FHLB advances                                                        126,085           91,920         34,165
  Shareholders' equity                                                 127,058          133,286         (6,228)


Total assets increased $23.7 million to $867.7 million at September 30, 1999, as compared to $844.0 million at December 31, 1998. Management continued its redeployment strategy as the loan and securities portfolios (the latter of which includes both securities available for sale and held to maturity) increased $57.4 million and $40.9 million, respectively, from December 31, 1998 to September 30, 1999. These increases, as well as an $11.2 million decrease in net deposits, were funded by a $77.6 million decrease in cash and cash equivalents as well as by a $34.2 million increase in FHLB advances.

The securities portfolio net increase of $40.9 million primarily reflected purchases of $74.1 million of securities available for sale which included U.S. Government and agency obligations, corporate debt, mutual funds, and Government National Mortgage Association ("GNMA") II MBS totaling $29.4 million, $5.0 million, $10.0 million and $29.7 million, respectively. The purchases were offset in part by calls totaling $5.0 million and scheduled principal reductions and amortization of premiums and discounts amounting to $28.2 million. The $74.1 million of purchases included $26.0 million of securities which were financed in leveraged transactions with FHLB advances.

Loans receivable increased $57.4 million as a result of continued emphasis on expanded lending activities. Loan originations and purchases totaled $191.2 million and $6.1 million, respectively, during the nine month period. Such originations included $119.3 million, $5.5 million, $15.0 million, $48.5 million, 2.0 million, and $1.0 million in one- to-four family residential, land, multi-family, commercial real estate, consumer, and commercial business loan originations, respectively. The $119.3 million one-to-four family residential originations included a $15.0 million residential construction loan to develop lots and build single family homes and villas, and the $48.5 million commercial real estate originations included a $21.0 million commercial real estate loan on land held for investment which was funded by the Association and Bankshares. The originations and purchases were partially offset by sales, repayments and an increase in loans in process of $6.0 million, $104.7 million, and $28.9 million, respectively. The increase in loans in process represents funds not yet disbursed on construction loans originated by the Association.

Real estate owned increased $239,000 to $761,000 at September 30, 1999, from $522,000 at December 31, 1998, primarily due to four residential and one commercial office foreclosed properties offset by the sale of five foreclosed properties including four residential properties and one single-family lot.

Other assets includes a $791,000 investment in a real estate joint venture between the Association's subsidiary, Palm River and CRC Development Co. which intends to purchase and develop land located in Indian River County as single-family lots, homes and villas.

Total liabilities increased $29.9 million to $740.6 million at September 30, 1999, from $710.8 million at December 31, 1998. Total deposits decreased by $11.2 million to $583.2 million at September 30, 1999 from $594.4 million at December 31, 1998. The decrease in deposits primarily reflected increased competition for retail deposits in the Association's market area as higher costing certificates of deposits totaling $15.3 million matured and were not renewed. This reduction in certificates also caused a decrease in the weighted average cost of deposits to 3.74% for the nine months ended September 30, 1999 from 3.91% for the twelve months ended December 31, 1998. The Association's strategic plan is to price its deposit products competitively, but profitably based on its lending and investment opportunities and funding requirements. FHLB advances increased $34.2 million primarily due to $45.0 million in new advances primarily used to fund securities purchases in leveraged transactions and loan originations, offset in part by $5.0 million and $5.8 million in calls and normal repayments, respectively.

Shareholders' equity decreased to $127.1 million at September 30, 1999, from $133.3 million at December 31, 1998. This decrease was due primarily to the repurchase of 350,000 shares of Bankshares' issued and outstanding common stock at an aggregate cost of approximately $4.4 million in addition to the payment of dividends aggregating $0.33 per share during the nine months. The decrease also reflected the purchase of 231,694 shares of common stock totaling $2.9 million used to fund grants in the 1995 and 1999 Recognition and Retention Plans, offset in part by net income for the nine months of $4.8 million.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual regulatory capital amounts and ratios at September 30, 1999 are as follows:


                                                                                                 To be Considered
                                                                                                       Well
                                                                             For                    Capitalized
                                                                           Capital                  for Prompt
                                                                          Adequacy               Corrective Action
                                                  Actual                  Purposes                   Provisions
                                            ------------------       --------------------       --------------------
                                             Ratio      Amount       Ratio         Amount       Ratio         Amount
                                            ------      ------       -----         ------       -----         ------
                                                                   (Dollars in thousands)
As of September 30, 1999:
Total Risk-based Capital
 (to Risk-weighted Assets)                  22.29%     $103,793       8.0%         $37,247      10.0%         $46,559
Core (Tier 1) Capital
 (to Adjusted Tangible Assets)              11.59       100,043       3.0           25,889        5.0          43,148
Tangible Capital
 (to Tangible Assets)                       11.59       100,043       1.5           12,944        N/A            N/A
Core (Tier 1) Capital
 (to Risk-weighted Assets)                  21.49       100,043       N/A              N/A        6.0          27,935


As of September 30, 1999, tangible assets, adjusted tangible assets, and risk-weighted assets were $863.0 million, $863.0 million, and $465.6 million, respectively.

                                 ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. The amount of loans on which interest had ceased accruing aggregated approximately $524,000 and $1.7 million at September 30, 1999 and December 31, 1998, respectively. The amount of interest not accrued related to these loans totaled approximately $42,000 and $110,000 at September 30, 1999 and December 31, 1998, respectively. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:


                                                             September 30,      December 31,
                                                                 1999               1998
                                                             -------------      ------------
                                                                     (In thousands)
Non-performing loans:
Residential real estate:
  Loans 60 to 89 days delinquent                               $  325              $  695
  Loans more than 89 days delinquent                              486               1,537
Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                                   --                  --
  Loans more than 89 days delinquent                               --                  52
Consumer and commercial business:
  Loans 60 to 89 days delinquent                                   11                 100
  Loans more than 89 days delinquent                               31                  67
Land:
  Loans 60 to 89 days delinquent                                   --                   -
  Loans more than 89 days delinquent                                7                  12

REO, net of related allowance                                     761                 522
Other repossessed assets                                           --                  22
Loans to facilitate sale of REO                                   236                 151
                                                               ------              ------
Total                                                          $1,857              $3,158
                                                               ======              ======


Real estate owned consists of the following:


                                                             September 30,      December 31,
                                                                 1999               1998
                                                             -------------      ------------
                                                                     (In thousands)
Real estate owned                                              $795                 $558
Less allowance for loss                                          34                   36
                                                               ----                 ----
Total real estate owned                                        $761                 $522
                                                               ====                 ====


Changes in allowance for loss on real estate owned are as follows:

                                                                   For the nine months
                                                                   ended September 30,
                                                             -------------------------------
                                                                 1999               1998
                                                             -------------      ------------
                                                                     (In thousands)
Balance, beginning of period                                   $ 36                $ 41
Provision charged to income                                      10                   6
Losses charged to allowance                                     (12)                 --
                                                               ----                ----
Balance, end of period                                         $ 34                $ 47
                                                               ====                ====

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 15.45% during the nine months ended September 30, 1999 while liquidity ratios averaged 12.0% for the year ended December 31, 1998.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, and earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $18.9 million at September 30, 1999. Other assets qualifying as liquid assets outstanding at September 30, 1999 amounted to $45.4 million. For additional information about cash flows from the operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB of Atlanta which provide an additional source of funds. The Association also uses FHLB advances in leveraged transactions, in situations where the cost of such advances is a good alternative to the costs of deposited funds, or when the predictability of advances is desirable. FHLB advances totaled $126.1 million at September 30, 1999.

At September 30, 1999, outstanding loan commitments and the unfunded portion of loans in process totaled $8.7 million and $62.1 million, respectively. Loan commitments and loans in process are usually disbursed within a six month period. At September 30, 1999, unused lines of credit totaled $14.6 million. Management can not estimate the amount of funds from such lines of credit that will be disbursed, since disbursements may be initiated by the borrower at any time before the maturity of the line of credit. Certificates of deposit scheduled to mature in less than one year totaled $280.1 million at September 30, 1999. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

On July 12, 1999, Bankshares filed an application with the OTS for permission to repurchase shares of its common stock prior to the one-year anniversary of its completion of the Reorganization (i.e., December 15, 1999). Regulatory approval was received on August 30, 1999 to repurchase up to 5% (527,444 shares) of its issued and outstanding shares of common stock. During the month of September 1999, 350,000 shares were repurchased for an aggregate cost of $4.4 million. The repurchase of the remaining 177,444 shares was completed on October 4, 1999 for an aggregate cost of $2.2 million, completing Bankshares' 5% repurchase program.

                            YEAR 2000 CONSIDERATIONS

In order to be ready for the year 2000 (the "Year 2000 Issue"), the Association has developed a Year 2000 Action Plan (the "Action Plan") which was initially presented to the audit committee of the Board of Directors during July 1997 and is periodically updated. The Action Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination's Council's "The Effect of 2000 on Computer Systems". The Association's Strategic Planning Committee assigned responsibility for the Action Plan to the Year 2000 Committee which reports to the Strategic Planning Committee and the Board of Directors on a monthly basis. The Action Plan recognizes that the Association's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Association is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e. securities safekeeping services, securities pricing information, et cetera). The Year 2000 Committee has worked with these third party vendors to assess their Year 2000 readiness. Based upon its assessment, management presently believes that with modifications made to existing software and hardware and completed conversions to new software and hardware, the Association's third party vendors have taken the appropriate steps to ensure that critical systems will continue to function properly.

The Association identified 40 mission critical applications (without which the Association cannot operate) and critical applications (necessary applications but the Association can function for a moderate amount of time without such applications being Year 2000 compliant) operated by third party vendors. Of such mission critical and critical applications, the Association has been informed by the third party vendors that all such applications have been tested and are Year 2000 compliant. Of such 40 mission critical and critical applications, approximately 25% are provided by the Association's data service processor which completed testing of its updated systems by June 30, 1999 (in which testing the Association was involved), with all such systems evidencing Year 2000 compliance.

While the Association has received assurances from its vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Association's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event any of such vendors' products and/or services are not Year 2000 compliant, the Association's recourse in the event of such failure may be limited. If the required modifications and conversions were not made correctly, then the Year 2000 Issue could have a material impact on the operations of the Association. There can be no assurance that potential systems interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Association's business, financial condition, results of operations and business prospects. Nevertheless, the Association does not believe that the cost of addressing the Year 2000 Issue will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 Issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

The Year 2000 Issue also affects certain of the Association's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of December 31, 1998, the Association had contacted all of its commercial credit customers (87 borrowers with outstanding loans aggregating $56.l million at December 31, 1998) regarding such customers' awareness of the Year 2000 Issue. Since that date, the Association has established an ongoing policy which requires a Year 2000 assessment of all new commercial credit customers before originating a loan. While no assurance can be given that its customers will be Year 2000 compliant, management believes, based on representations of such customers and reviews of their operations (including assessments of the borrowers' level of sophistication and data and record keeping requirements), that the customers are either addressing the appropriate issues to insure compliance or that they are not faced with a material Year 2000 Issue. None of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Association's loss exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

The Association has completed its own company-wide Year 2000 contingency plan. Individual contingency plans concerning specific software and hardware issues and operational plans for continuing operations were completed for all of its mission critical hardware and software applications as of December 31, 1998. The Year 2000 Committee reviewed all mission critical test plans and contingency plans to ensure the reasonableness of the plans. Testing of all of the contingency plans for mission critical systems was completed by May 1999. The Association developed contingency plans which address operational policies and procedures in connection with data processing, electric power supply and/or telephone service failures associated with the Year 2000 Issue. Such contingency plans provide documented actions to allow the Association to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Association to continue operations. Such plans may include providing off-line system processing, limited back-up electrical and telephone systems and other methods to ensure the Association's ability to continue to operate.

The cost of modifications to the existing software is being primarily absorbed by the third party vendors. However the Association recognized a need to purchase new hardware and software. The Association identified approximately $1.8 million in total costs, including hardware, software, and other issues, for completing the Year 2000 project. Of that amount, approximately $500,000, $1.2 million, $39,000 and $18,000 was purchased during the twelve months ended December 31, 1998, 1997 and 1996 and the nine months ended September 30, 1999, respectively.

                           FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-Q may constitute forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Bankshares' investments and operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of Bankshares' asset and liability management policies as well as the potential impact of interest rate changes upon the market value of Bankshares' portfolio equity, see "Management's Discussion and Analysis - Market Risk Analysis" and "-Market Value of Portfolio Equity" in Bankshares' Annual Report to Shareholders. There has been no material change in Bankshares' asset and liability position or the market value of Bankshares' portfolio equity since December 31, 1998.

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




                                          COMMUNITY SAVINGS BANKSHARES, INC.





Date:         November 3, 1999                  /s/ James B. Pittard, Jr.
                                          -------------------------------------
                                                  James B. Pittard, Jr.
                                          President and Chief Executive Officer


Date:         November 3, 1999                     /s/ Larry J. Baker
                                          -------------------------------------
                                                      Larry J. Baker
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer