Form 10-K
period 1999-12-31
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2000-03-24
CIK 1068725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20552

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________________to ___________________

                        Commission File Number 000-25089


                       COMMUNITY SAVINGS BANKSHARES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            United States                                  65-0870004
  -------------------------------------             ----------------------
    (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                 Identification Number)


 660 US Highway One, North Palm Beach, FL                    33408
------------------------------------------          -----------------------
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (561) 881-2212
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)


           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                     ------

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $1.00 Per Share
                   -------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) his filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         As of March 16, 2000, there were issued and outstanding 9,292,508 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates (persons other than the employee stock ownership plan, directors and executive officers) of the Registrant, computed by reference to the closing price of the Common Stock as of March 16, 2000, ($10.375), was $4,081,266.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 (Parts II and IV).
2. Proxy Statement for the Annual Meeting of Shareholders (Portions of Parts II and III).

PART I

ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

GENERAL

         In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its wholly-owned subsidiary, Community Savings, F. A. (the "Association").

                       COMMUNITY SAVINGS BANKSHARES, INC.

         Bankshares is a Delaware-chartered stock holding company organized in August 1998. Bankshares' significant assets include cash and its investment in its wholly-owned subsidiary, the Association. On December 15, 1998, Bankshares completed its reorganization and stock offering (the "Reorganization") in connection with the conversion and reorganization of ComFed, M. H. C. (the "Holding Company"), a mutual holding company, and its mid-tier holding company, Community Savings Bankshares, Inc., a federal mid-tier stock holding company (the "Mid-Tier"). Bankshares sold 5,470,651 shares of common stock at $10.00 per share in a subscription and community offering (the "Offering") resulting in net proceeds of approximately $53.0 million. Bankshares also issued 5,078,233 shares of common stock to existing minority shareholders of the Mid-Tier (the "Exchange") at an exchange ratio of 2.0445 shares (the "Exchange Ratio") for each share of Mid-Tier common stock. The Reorganization was accounted for at historical cost in a manner similar to a pooling of interests. Therefore, all financial information has been presented as if Bankshares had been in existence for all periods presented in this report and the Exchange Ratio was applied to all stock-related data for comparability purposes.

         At December 31, 1999, Bankshares had total assets of $893.0 million, total loans of $608.4 million, total deposits of $613.9 million, and total shareholders' equity of $115.7 million. At December 31, 1999, there were 9,319,873 shares of common stock outstanding which trades on The Nasdaq Stock Market under the symbol "CMSV".

         Bankshares' executive office is located at 660 U.S. Highway One, North Palm Beach, Florida and its telephone number at that address is (561) 881-2212.

                            COMMUNITY SAVINGS, F. A.

         The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida and is the wholly-owned subsidiary of Bankshares. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. The Association is regulated by the Office of Thrift Supervision ("OTS").

         On December 15, 1998, Bankshares became the holding company for the Association as a result of the completion of the Reorganization. In the course of the Reorganization, the Holding Company and the Mid-Tier were merged with and into the Association. Such mergers were accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. Net proceeds from the Reorganization approximated $53.0 million which were initially invested in interest-earning deposits at December 31, 1998, and which have since been disbursed primarily to fund loan originations and securities purchases, and repurchases of Bankshares' common stock in the open market. This use of funds reflected the implementation of the Association's business plan to prudently deploy the capital raised in the Reorganization, without an increase in high risk lending or investment activities.

         The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public in the Association's market area (as described below) and using such funds, together with other borrowings, to invest in various residential and commercial real estate loans, consumer and commercial business loans, and mortgage-backed and related securities ("MBS") and investment securities. See "- Lending Activities" and "- Securities Portfolio". The Association's principal sources of funds are deposits, principal and interest payments on loans and securities, and FHLB advances. The principal source of income is interest received from loans and securities, while principal expenses are interest paid on deposits and borrowings and employee compensation and benefits. See "- Sources of Funds." The Association's strategy is to operate as a well-capitalized, profitable and independent community-oriented savings and loan association. The Association has implemented this strategy by emphasizing retail deposits as its primary source of funds and investing a substantial part of such funds in locally originated residential first mortgage loans, in MBS and in liquid investment securities.

         The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the yields earned or rates paid on such instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the inherent credit risk of assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards, effective collection efforts as well as by primarily originating or purchasing secured or guaranteed assets. The Association also uses leveraged transactions in which security purchases are funded with FHLB advances at an acceptable interest rate spread (the difference between the yield earned on the securities and the rate paid on the borrowings).

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

 YEAR 2000 CONSIDERATIONS

         Bankshares completed the change to January 1, 2000 on all of its systems with no material problems. Management and staff will continue to monitor its systems and to test date sensitive calculations throughout 2000.

 FORWARD-LOOKING STATEMENTS

         Certain information in this Annual Report on Form 10-K (the "Form 10-K") may constitute forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from those estimated. Persons are cautioned that such forward-looking statements are not guarantees of future performance and are subject to various factors which could cause actual results to differ materially from those estimated. These factors include, but are not limited to, changes in general economic and market conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, demand for loan and deposit products and the development of an interest rate environment that adversely affects the interest rate spread or other income from Bankshares' investments and operations.

MARKET AREA AND COMPETITION

         Bankshares and the Association are headquartered in North Palm Beach, Florida. Because Bankshares' most significant asset is its ownership of all the issued and outstanding capital stock of the Association, the market area and competition are identical for both entities. The Association operates 21 offices in its market area in southeastern Florida, four of which are located in Martin County, thirteen of which are located in Palm Beach County, three of which are located in St. Lucie County and one of which is located in Indian River County.

         As a result of the 1999 sales of the majority of the MacArthur Foundation land holdings in Palm Beach, Martin and St. Lucie Counties, major real estate development is scheduled to begin in Northern Palm Beach County during 2000. Developers have filed plans for residential and commercial projects with construction scheduled to begin in early 2000. The Association's lending staff will aggressively pursue lending opportunities during 2000 as a result of this development.

         The competition for real estate and other loans comes principally from commercial banks, mortgage-banking companies, and other savings associations. The competition for loans has increased substantially in recent years as a result of the large number of institutions competing in the market area as well as the increased efforts by commercial banks to expand mortgage loan originations. The Association competes for loans primarily through competitive interest rates and the loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and the volatility of the mortgage markets.

         According to county projections from the University of Florida, the population of Palm Beach, Martin, St. Lucie, and Indian River counties was estimated to aggregate l.4 million for 1999. This study projects a 1.6% growth rate to 1.5 million by the end of the year 2000 and an additional 3.0% between 2000 and 2002. This population growth suggests increased demand for mortgage loans in the four county market. However, such estimates may not prove representative of actual experience for the remainder of 2000 or in 2001 and 2002. In addition, rising interest rates as experienced in the first quarter of 2000 may slow the demand for loans.

         The counties in the Association's market area have experienced significant growth since the 1960s. Several of the counties are currently experiencing major redevelopment projects. In Palm Beach County, the City of West Palm Beach continues to implement a $375 million project called City Place which is designed to continue the revitalization of the downtown area with the addition of 600,000 square feet of leaseable retail space organized around cultural and entertainment activities. Also in Palm Beach County, construction continues on Abacoa, a new subdivision development which features a baseball stadium, a Florida Atlantic University honors campus, commercial office and retail space, as well as single-family and multi-family residential properties designed to accommodate up to 10,000 residents. TriRail, the commuter train service for southern Florida, will be extended northward to service this community. The western communities of Wellington, Royal Palm Beach, Loxahatchee and the Acreage are the fastest growing areas of Palm Beach County. Wellington Green, a 466-acre project under development in Wellington, will include a 1.2 million square-foot shopping mall, as well as a 300-unit adult living facility, a 400-unit multi-family residential community, a 125-room hotel and 350,000 square feet of office and retail space. The Association opened a branch office at the Shoppes of Ibis in late 1999 on one of the major roads into the western communities and has purchased a branch site at Andros Isle on another major artery leading to these same communities. (See "- Properties").

         In St. Lucie County, the population of the city of Port St. Lucie has increased by an estimated 83,000 people, which is a 49.0% increase since 1990 and a 3.5% increase during 1999 making it the largest city in St. Lucie, Martin and Palm Beach counties. It is the third largest city in Florida in terms of land mass comprising between 80 to 85 square miles. Founded in 1961 as a retirement home community, it has grown into a diverse city. Planners expect significant growth to continue in the city, estimating the final population to be approximately 250,000 people. Also in St. Lucie County, redevelopment of downtown Ft. Pierce is expected to be completed by 2001. The redevelopment centers around the Sunrise Theater, the restoration of City Hall, and new construction in the Indian River Lagoon area including a new bridge and road improvements.

         The economy in the Association's market area is service-oriented and is significantly dependent upon government, foreign trade, tourism, and its continued attraction as a retirement area. In Palm Beach and Martin counties, cooperative efforts between the counties and local municipalities are producing business growth and expansion in the counties. A variety of county-supported programs have been instituted to create new jobs and to encourage relocation or expansion of companies with an emphasis placed on high-technology and service industries. Consequently, commercial building vacancies are at a low level. During 1999, about 26,000 jobs were created in Palm Beach County, a growth rate of 5.2%. However, Palm Beach County's largest employer, Pratt and Whitney, announced that it is moving about 2,800 military jet engine jobs to Connecticut. Employees will be offered transfers to Connecticut, early retirement or termination by the end of 2000. The majority of the affected employees live in Palm Beach and Martin counties. This loss of jobs will be partially offset by the expansion of Pratt and Whitney's liquid space operations which will remain in Palm Beach County. In addition, other employers such as Wal-Mart have announced expansion plans for Palm Beach County in 2000 and 2001. Other major employers in Palm Beach County include Columbia Palm Beach Healthcare System, Inc., Motorola, Inc., Florida Power and Light Co., the Boca Raton Resort and Club, and Flo Sun, Inc. Martin County major employers include Martin Memorial Medical Center, Northrop Grumman Aircraft Systems, Inc., and Publix supermarkets. St. Lucie County major employers include Indian River Community College, Columbia Lawnwood Regional Medical, Publix supermarkets, and Staff Leasing. Indian River County major employers include Indian River Memorial Hospital, Publix supermarkets and New Piper Aircraft Corp.

         Bankshares' market area in Southeast Florida has a large concentration of financial institutions, many of which are significantly larger and have greater financial resources than the Association, and all of which are competitors of the Association to varying degrees. As a result, the Association encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has come historically from commercial banks, securities broker-dealers, other savings associations, and credit unions in its market area. Continued strong competition from such financial institutions is expected in the foreseeable future. The market area includes branches of several commercial banks that are substantially larger than the Association in terms of state-wide deposits. The Association competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services as well as competitive pricing. In recent years many financial institutions have been aggressively expanding through the acquisition of branch locations or entire financial institutions, thereby further increasing competition.

         Based on total assets as of December 31, 1999, the Association was the third largest financial institution headquartered in Palm Beach County. The Association held 2.0%, 6.4%, 2.9% and 0.9% of all bank and savings association deposits in Palm Beach, Martin, St. Lucie, and Indian River counties, respectively, at September 30, 1999.


LENDING ACTIVITIES

         GENERAL. Historically, the principal lending activity of the Association has been the origination of fixed- and adjustable-rate mortgage loans collateralized by one- to four-family residential properties located in its primary market area. It is the Association's intention to offer varied products in the residential mortgage loan area. The Association currently emphasizes the origination of adjustable-rate residential mortgage ("ARM") loans, and fixed-rate residential mortgage loans with terms of 15 years or less, as well as residential mortgage loans which provide for a fixed-rate of interest during the first five or seven years and which thereafter converts to ARM loans, the interest rate of which adjusts annually. At times, it has been the Association's policy to sell in the secondary market on a servicing retained basis all fixed-rate mortgage loan originations with terms greater than 15 years. However, based on management's assessment of the market at a particular time and Board of Director established limits, the Association may periodically decide to retain such loans in the portfolio. There were no loans held for sale at December 31, 1999. Loans serviced for other institutions totaled $11.3 million at such date.

         While the Association's primary emphasis is on residential real estate lending, the Association's policy is to meet demand for other types of loans by offering a wide variety of loan programs designed to meet customers' needs. In response to customer demand, the Association has expanded its commercial lending programs by adding new commercial loan officers and a credit analyst to its staff. The Association intends to continue to pursue the origination of such loans during 2000 in connection with providing services to its small business customers.

         At December 31, 1999, the gross loan portfolio totaled $667.8 million. At such date, the weighted average remaining term to maturity of the loan portfolio was approximately 15.5 years. At December 31, 1999, $287.9 million, or 43.1% of the total gross loan portfolio consisted of loans with adjustable interest rates.

         To supplement local loan originations, the Association also invests in MBS that directly or indirectly provide funds principally for residential home buyers in the United States. The Association has also purchased either participations in or whole residential real estate loans which are serviced by other institutions. Such loans totaled $31.0 million, net of premiums, at December 31, 1999. The Association also participates with other financial institutions in programs which provide residential mortgage loans to low-and moderate-income borrowers. During 2000, the Association intends to use its loan solicitors to continue the expansion of its lending activities, particularly one- to four-family residential loans and commercial real estate and business loans.

         ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the loan portfolio by type of loan.

                                                                     At December 31,
                            ----------------------------------------------------------------------------------------------------
                                    1999                       1998                      1997                      1996
                            ---------------------     ---------------------     ---------------------      ---------------------
                                                       (Dollars in thousands)
Real estate loans:
  Residential 1-4
      family (1)            $432,301        64.73%    $421,766        73.58%    $339,117        70.90%     $293,366        71.11%
  Residential
      construction (2)       110,710        16.58       54,391         9.49       32,828         6.86        33,158         8.04
  Land                        40,399         6.05       14,624         2.55       17,117         3.58        19,426         4.71
  Multi-family (3)             5,845         0.88        8,392         1.46        8,800         1.84         8,096         1.96
  Commercial (4)              58,492         8.76       46,118         8.04       59,220        12.38        37,815         9.17
  Non-residential
      construction                --           --        6,292         1.10        2,022         0.42         2,200         0.53
                            --------    ---------     --------    ---------     --------    ---------      --------    ---------
    Total real estate        647,747        97.00      551,583        96.22      459,104        95.98       394,061        95.52
                            --------    ---------     --------    ---------     --------    ---------      --------    ---------

Non-real estate loans:
  Consumer loans (5)          13,484         2.02       15,015         2.62       15,694         3.28        16,028         3.88
  Commercial business          6,520         0.98        6,635         1.16        3,530         0.74         2,458         0.60
                            --------    ---------     --------    ---------     --------    ---------      --------    ---------
    Total non-real loans      20,004         3.00       21,650         3.78       19,224         4.02        18,486         4.48
                            --------    ---------     --------   ----------     --------    ---------      --------    ---------
    Total loans receivable   667,751       100.00%     573,233       100.00%     478,328       100.00%      412,547       100.00%
                            --------    =========     --------   ==========     --------    =========      --------    =========

Less:
  Undisbursed loan
      proceeds                56,948                    33,202                    24,163                     20,765
  Unearned discounts
      and premiums and
      net deferred fees
      costs                   (1,489)                   (1,333)                     (206)                       200
  Allowance for loan
      losses                   3,923                     3,160                     2,662                      2,542
                            --------                  --------                  --------                   --------
    Total loans receivable
      net                   $608,369                  $538,204                  $451,709                   $389,040
                            ========                  ========                  ========                   ========


                                               At September 30,
                               ------------------------------------------------
                                        1996                      1995
                               ---------------------     ----------------------
Real estate loans:
  Residential 1-4
      family (1)               $284,474        70.92%    $248,769        71.27%
  Residential
      construction (2)           35,720         8.91       27,314         7.83
  Land                           16,846         4.20       15,601         4.47
  Multi-family (3)                8,153         2.03        7,351         2.11
  Commercial (4)                 38,433         9.58       35,402        10.14
  Non-residential
      construction                   --           --           --           --
                               --------    ---------     --------    ---------
    Total real estate           383,626        95.64      334,437        95.82
                               --------    ---------     --------    ---------

Non-real estate loans:
  Consumer loans (5)             15,606         3.89       12,638         3.62
  Commercial business             1,874         0.47        1,958         0.56
                               --------    ---------     --------    ---------
    Total non-real loans         17,480         4.36       14,596         4.18
                               --------    ---------     --------    ---------
    Total loans receivable      401,106       100.00%     349,033       100.00%
                               ========    =========     ========    =========

Less:
  Undisbursed loan
      proceeds                   22,318                    15,253
  Unearned discounts
      and premiums and
      net deferred fees
      costs                         257                       846
  Allowance for loan
      losses                      2,312                     3,492
                               --------                  --------
    Total loans receivable
      net                      $376,219                  $329,442
                               ========                  ========

--------------
(1) Includes participations or whole loans purchased of $30.6 million, $44.7 million, $19.5 million, $1.7 million, $1.8 million, and $2.2 million, at December 31, 1999, 1998, 1997, 1996, September 30, 1996, and 1995,
     respectively.
(2) Includes construction loans for both single- and multi-family residential properties.
(3) Includes participations of $505,000 and $360,000, at December 31, 1996, September 30, 1996, respectively.
(4)  Includes participations of $131,000, $146,000, $162,000, $190,000,
     $198,000, and $4.9 million, at December 31, 1999, 1998, 1997, 1996,
     September 30, 1996, and 1995, respectively.
(5) Includes primarily home equity lines of credit, automobile loans, and loans secured by savings deposits. At December 31, 1999, the disbursed portion of home equity lines of credit totaled $8.3 million.

         LOAN AND MORTGAGE-BACKED AND RELATED SECURITIES MATURITY AND REPRICING SCHEDULE. The following table sets forth certain information as of December 31, 1999, regarding the dollar amount of loans, net of loans in process ("LIP") and MBS maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable- and floating-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed-rate loans are included in the period in which the final contractual repayment is due. Fixed-rate MBS are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                           Within 1      1-3        3-5       5-10    More Than
                                             Year       Years      Years      Years    10 Years     Total
                                           --------   --------   --------   --------   --------   --------
                                                                         (In thousands)
Real estate loans:
   One- to four-family residential (1)     $158,766   $101,061   $ 64,336   $ 79,082   $ 67,479   $470,724
   Commercial, multi-family and land (1)     91,868     13,136      9,157      3,564      2,106    119,831
Consumer (excluding lines of credit)          2,868      2,115        340         36         --      5,359
Equity line of credit (2)                     8,369         --         --         --         --      8,369
Commercial business                           5,715        538        244         23         --      6,520
                                           --------   --------   --------   --------   --------   --------
    Total loans receivable (net of LIP)    $267,586   $116,850   $ 74,077   $ 82,705   $ 69,585   $610,803
                                           ========   ========   ========   ========   ========   ========

Mortgage-backed and related securities     $ 13,465   $ 10,723   $  4,257   $ 15,424   $ 31,026   $ 74,895
                                           ========   ========   ========   ========   ========   ========

--------------
(1)  Includes construction loans.
(2)  Variable-rate equity lines of credit reprice on a monthly basis.


         The following table sets forth at December 31, 1999, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2000 based on either the repricing date or the contractual maturity as described above.

                                              Fixed     Adjustable     Total
                                             --------   ----------   --------
                                                   (Dollars in thousands)
Real estate loans:
     One- to four-family residential         $257,875    $ 54,083    $311,958
     Commercial, multi-family and land         18,953       9,010      27,963
Consumer and commercial business                3,296          --       3,296
                                             --------    --------    --------
           Total (net of LIP)                $280,124    $ 63,093    $343,217
                                             ========    ========    ========

Percentage of total loans (net of LIP)          45.86%      10.33%      56.19%
                                             ========    ========    ========

Mortgage-backed and related securities       $ 61,430    $     --    $ 61,430
                                             ========    ========    ========

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Association's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in its market area. Such loans are generally underwritten in conformity with the criteria established by Fannie Mae ("FNMA"), with the exception of loans exceeding applicable agency dollar limits and loans purchased through the Association's affiliation with a consortium of financial institutions which provides loans to low and moderate income borrowers (discussed below). The Association generally does not originate one- to four-family residential loans secured by properties outside of its market area although in recent periods it has purchased a modest amount of single-family residential loans secured by properties in the southeast United States and California. At December 31, 1999, $432.3 million, or 64.73%, of the gross loan portfolio consisted of one- to four-family residential mortgage loans. The weighted average contractual maturity of one- to four-family residential mortgage loans at the time they are originated is approximately 25 years. However, it has been the Association's experience that the average length of time which such loans remain outstanding is approximately 5 years.

         The Association currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. Originations of fixed-rate mortgage loans and ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Association's asset/liability strategy, and loan products offered by its competitors. In a rising interest rate environment, which existed throughout much of 1999, borrowers typically prefer fixed-rate loans to ARM loans. Nonetheless, the Association has continued to emphasize the origination of ARM loan products. ARM loan originations totaled $93.4 million, or 65.0%, of all one- to four-family loan originations during the year ended December 31, 1999. In connection with the Association's effort to increase mortgage lending, the Association offers residential mortgage loans which provide for a fixed-rate of interest during the first five or seven years of the term of the loans and which thereafter convert to ARM loans on which the interest rate adjusts annually. This loan product allows the Association to offer a loan with a relatively short period during which the interest rate is fixed but which typically provides for an initial interest rate which is greater than could be obtained on ARM loans originated in the local market. This loan product is generally offered with a term of between l5 and 30 years.

         The Association currently offers ARM loans with an annual adjustment based on changes in the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year ("Treasury Index") plus a margin, usually 287.5 basis points. Previously, the Association's ARM loans were indexed to the National Monthly Median Cost of Funds plus a margin. Each ARM loan has an annual interest rate adjustment limitation of 200 basis points and a maximum lifetime adjustment of 600 basis points above the initial rate. ARM loans are originated with initial rates which are below the fully indexed rate, the amount of such discount varying depending upon market conditions. Management determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. Negative amortization of the ARM loans is not allowed. One- to four-family residential ARM loans totaled $176.7 million at December 31, 1999.

         The primary purpose of offering ARM loans is to make the loan portfolio more interest rate sensitive. However, because the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer as consistently a predictable stream of interest income as long-term, fixed-rate loans. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. To offset this risk, loans are underwritten as if the highest market rate which the borrower would be capable of paying under the terms of the loan was in effect.

         Fixed-rate loans generally are originated and underwritten according to standards that permit sale in the secondary mortgage market. Whether management can or will sell fixed-rate loans in the secondary market, however, depends on a number of factors including the yields and the terms of the loans, market conditions, the Association's current interest rate sensitivity gap position and Board of Director established limits. The Association has followed varying policies with respect to retention in the portfolio of fixed-rate loans with contractual terms in excess of 15 years. Its current policy is to limit fixed-rate loans, including loans with 30 year terms, to a specified percentage of total assets. The Association's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option without prepayment penalties.

         As an integral part of its community reinvestment activities, the Association participates with other financial institutions in local consortiums which are committed to provide financing of one- to four-family mortgage loans for low and moderate income borrowers. The consortiums underwrite and package the loans which are then either sold to the member institutions on a whole loan basis or closed and funded directly by the member institution. These loans are originated to borrowers within the Association's market area and provide for either fixed or adjustable rates of interest. The Association determines which loans it will purchase or fund directly after conducting its own due diligence review of the loan package offered. The Association closed approximately $1.2 million in consortium loans during 1999. It is the Association's intent, subject to market conditions, to continue to participate in consortiums of this nature in the future.

         The Association also purchases single-family residential loans from other sources, such as mortgage origination companies, or brokers, under the same guidelines as described above. In addition, such loan purchases include a contract between the mortgage origination company and the Association, which contains an indemnification clause protecting the Association from loss resulting from misrepresentations in the loan applications or other information provided to the Association. During fiscal year 1999, $66,000 of such loans were purchased. It is management's intent, subject to market conditions, to continue purchasing such loans.

         The Association may purchase participation interests or whole loans secured by one- to four-family residences when funds available for lending exceed the demand for residential loans in the local market or to facilitate funding of large projects. At December 31, 1999, the loan portfolio included $30.6 million of loan participations and whole loans secured by one- to four-family residences, none of which were purchased during 1999.

         The Association's fixed-rate one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Association the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the fixed-rate mortgage loan portfolio (and to a lesser extent ARM loans), and the Association has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by an independent outside appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for loans secured by residential property and 80% for all other real estate loans. The Association's lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 95%, the borrower is generally required to obtain private mortgage insurance. An origination fee of between 1% and 2% of the total loan amount on all one- to four-family loans may be charged depending on the market conditions. Fire and casualty insurance (and flood insurance if the property is within a designated flood plain), as well as title insurance regarding good title, are required on all properties securing real estate loans made by the Association.

         CONSTRUCTION AND LAND LOANS. At December 31, 1999, $95.7 million, or 14.33%, and $40.4 million, or 6.05%, of the gross loan portfolio consisted of one- to four-family residential construction loans and land loans, respectively. There were no non-residential construction loans at December 31, 1999. Fixed- and adjustable-rate residential construction loans are currently offered primarily for the construction of owner-occupied single-family residences in the Association's market area to builders who have a contract for sale of the property or to owners who have a contract for construction. Advances are made as each phase of construction is completed and verified by the Association. In addition, construction loans are also made to builders for single-family residences held for sale. Such loans totaled $10.6 million at December 31, 1999. Construction loans for owner-occupied single-family residences are generally structured to become permanent loans upon completion of construction, and are originated with terms of up to 30 years with an allowance of up to six months for construction during which period the borrower makes interest-only payments. Construction loans to builders for residences held for sale are generally originated for a term of up to one year and provide for interest-only payments.

         At December 31, 1999, the Association's largest real estate construction loan was a $15.0 million line of credit, with disbursed funds of $12.9 million, which was within the Association's regulatory loans-to-one-borrower limit at the time of the origination of the loan. As a result of the Association's funding by dividend distribution of Bankshares' repurchase program of treasury stock, the lending relationship exceeded the loans-to-one-borrower capital limitation at December 31, 1999. A $5.0 million participation interest in the line of credit was sold by the Association to Bankshares subsequent to December 31, 1999 in order to comply with the regulation. This acquisition and construction line of credit is secured by single-family estate homes and condominiums located on the Atlantic Ocean in Indian River County.

         Construction loans are also offered on multi-family and commercial real estate property. At December 31, 1999, multi-family construction loans totaled $15.0 million, or 2.25% of the gross loan portfolio. There were no commercial real estate construction loans at December 31, 1999.

         In addition, loans are originated within the market area which are secured by individual unimproved or improved lots zoned primarily to become single-family residences, as well as commercial and agricultural properties. Land loans are currently offered as either one-year ARM loans or fixed-rate loans with terms of up to 15 years. The maximum loan-to-value ratio for such land loans is 75%. During 1999, the Association sold a $6.0 million participation interest in a $21.0 million loan secured by land to Bankshares in order to comply with the loans-to-one-borrower regulation. Bankshares recorded the transaction as a $6.0 million participation loan purchased.

         Adjustable-rate single-family construction and land loans are currently offered at the Treasury Index plus a margin, usually between 287.5 and 400 basis points. Adjustable-rate construction loans and land loans have an annual interest rate cap of 200 basis points and a lifetime interest rate cap of 600 basis points over the initial interest rate. Initial interest rates may be below the fully indexed rate but the loan is underwritten at the fully indexed rate.

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

         MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Loans secured by multi-family real estate constituted approximately $5.8 million, or 0.88%, of the gross loan portfolio at December 31, 1999. At December 31, 1999, a total of 38 loans were secured by multi-family residential properties. Multi-family residential loans are primarily secured by rental properties with between five and thirty-six units. At December 31, 1999, substantially all multi-family residential loans were secured by properties located within the Association's market area. At December 31, 1999, multi-family residential loans had an average principal balance of approximately $154,000. At such date, the largest multi-family residential loan had a principal balance of $553,000, and was performing in accordance with its terms. Multi-family residential loans are currently only offered with adjustable interest rates, although in the past, fixed-rate multi-family residential loans also were originated. Multi-family residential loans typically have adjustable interest rates tied to a market index and amortize over 20 to 25 years. An origination fee of between 1.5% to 2.0% is usually charged on multi-family residential loans. Multi-family residential loans are generally originated for amounts up to 75% of the appraised value of the property securing the loan. The initial interest rate on multi-family residential loans is currently priced using the Treasury Index plus a margin, usually between 325 and 375 basis points depending on the nature and size of the project. Originations of multi-family loans have been limited in recent years due to the limited demand for such projects in the Association's market area.

         In its underwriting, the Association reviews the expected net operating income generated by the real estate to support the debt service, the age and condition of the collateral, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and any financial reserves the borrower may have.

         Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and may carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family property is typically dependent upon the successful operation of the related real estate property.

         COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate constituted approximately $58.5 million, or 8.76 %, of the gross loan portfolio at December 31, 1999. Commercial real estate loans are secured by improved property such as offices, hotels, small business facilities, strip shopping centers, warehouses, commercial land and other non-residential buildings. At December 31, 1999, substantially all of the commercial real estate loans were secured by properties located within the Association's market area. At December 31, 1999, a total of 217 loans were secured by commercial real estate with an average principal balance of approximately $270,000. Commercial real estate loans are currently only offered with adjustable interest rates, although in the past the Association originated fixed-rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index such as the prime rate plus a margin. An origination fee of up to 2% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Association generally amortize over 15 to 20 years and have a maximum loan-to-value ratio of 75%.

         The Association increased its commercial real estate loan originations in 1999. An experienced commercial lending manager, two commercial loan officers and a credit analyst are part of the Lending Division staff. During the year ended December 31, 1999, $26.1 million of commercial real estate loans were originated resulting in an aggregate total of such loans of $58.5 million. The

Association intends to continue to emphasize the origination of commercial real estate and business loans to its commercial customers in the future due to the return available to the Association on such loans.

         At December 31, 1999, the largest commercial real estate loan relationship had an outstanding principal balance of $2.5 million, which is within the Association's regulatory loans-to-one-borrower limit. Collateral for the loan is two business parcels containing multiple retail stores, lumber yards and office buildings located in the Association's market area. The loan is currently performing in accordance with its terms.

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

         CONSUMER LOANS. As of December 31, 1999, consumer loans totaled $13.5 million, or 2.02%, of the gross loan portfolio. The principal types of consumer loans offered are home equity lines of credit, fixed-rate second mortgage loans, automobile loans, mobile home loans, boat loans, recreational vehicle loans, unsecured personal loans, and loans secured by deposit accounts. Consumer loans are offered primarily on a fixed-rate basis with maturities generally of five years or less. Home equity lines of credit are secured by the borrower's principal residence. Consumer loans are underwritten using the Association's customary lending standards. The Association anticipates that its involvement in consumer lending will continue but recognizes that local competition for consumer loans may limit the Association's ability to significantly increase the total of its consumer loan portfolio.

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

         COMMERCIAL BUSINESS LOANS. The Association currently offers commercial business loans to finance small businesses in its market area. Commercial business loans are primarily offered as a customer service to business account holders. Such loans may include commercial lines of credit, loans on inventory, equipment, receivables, or other collateral and unsecured loans. The Association emphasizes its activities in the commercial business lending market as part of its overall increased commercial lending activity. At December 31, 1999, the 62 commercial business loans outstanding had an aggregate balance of $6.5 million and an average loan balance of approximately $105,000. Commercial business loans originated during the year ended December 31, 1999 totaled $1.9 million. Commercial business loans are offered with both fixed- and adjustable-interest rates. Adjustable-rates on commercial business loans are priced against the Citibank, N.A. or WALL STREET JOURNAL prime rate, plus a margin. The loans are offered with terms of up to five years and are underwritten using the Association's customary underwriting standards.

         At December 31, 1999, the largest commercial business loan was a line of credit secured by accounts receivable, contract rights, inventory, equipment, furniture and personal property. The $2.5 million line of credit had an outstanding principal balance of $1.3 million. It is currently performing in accordance with its terms.

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

Outside members of the Board of Directors, the Chairman of the Board of Directors, the President, certain other officers, and branch managers have been granted the authority to approve loans in various amounts depending on the types of loans involved. In addition, the Association has a Loan Committee which consists of at least one outside director and the President, the Division Director of Lending and the New Loan Operations Manager. Larger loans must be approved by one or more of such members of the Loan Committee depending on the size of the loan. Loans in excess of $2.5 million may only be approved by any three members of the Large Loan Committee. The members of the Large Loan Committee include five of the outside directors, the President, the Division Director of Lending and the New Loan Operations Manager. At December 31, 1999, commitments to originate loans, excluding the undisbursed portion of loans in process, totaled $5.3 million.

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

         In addition to originations, the Association also purchases loans secured by one- to four-family residences from consortiums, mortgage origination companies, or brokers, as previously discussed in "One- to Four-Family Residential Real Estate Loans." In addition, the Association may purchase participation loans when funds available for lending exceed the demand for loans in the local market or to facilitate funding of larger projects. All of such purchased loans, which totaled $30.6 million at December 31, 1999, are secured by residential real estate loans. Substantially all of such loans are whole loans; however, participation interests account for approximately $790,000 of the $30.6 million.

ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the loan origination, purchase and sales activity for the periods indicated.

                                                            Year Ended December 31,
                                                    -----------------------------------
                                                       1999         1998         1997
                                                    ---------    ---------    ---------
                                                               (In thousands)
Loans receivable, net at beginning of period        $ 538,204    $ 451,709    $ 389,040
Originations:
   Real estate loans:
     One- to four-family residential (1)              150,951      169,636       67,923
     Land                                              31,431        3,996       14,360
     Multi-family (1)                                  15,000          283        1,427
     Commercial (1)                                    26,098       11,347       28,667
                                                    ---------    ---------    ---------
        Total real estate loans                       223,480      185,262      112,377
   Non-real estate loans:
     Consumer                                           2,858        4,760        4,116
     Commercial business                                1,909        6,220        2,699
                                                    ---------    ---------    ---------
        Total originations                            228,247      196,242      119,192

Transfer of mortgage loans to
     foreclosed real estate                              (656)        (713)        (558)
Loans and participations purchased (2)                  6,066       38,354       24,455
Repayments                                           (133,212)    (139,635)     (76,816)
Loans and participations sold (2)                      (6,000)          --         (631)
 Decrease (increase) in allowance for loan losses        (763)        (498)        (120)
 Decrease in amortization of unearned discounts
     and premiums and net deferred fees and costs         156        1,127          406
(Increase) decrease in loans in process               (23,746)      (9,038)      (3,398)
Change in other                                            73          656          139
                                                    ---------    ---------    ---------
Net loan activity                                      70,165       86,495       62,669
                                                    ---------    ---------    ---------
Total loans receivable, net at end of period        $ 608,369    $ 538,204    $ 451,709
                                                    =========    =========    =========

--------------------------------------
(l) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.
(2) Includes a $6.0 million participation interest in a $21.0 million loan secured by land sold by the Association to Bankshares in order to comply with the loans-to-one-borrower regulation.

         LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Association may receive loan origination fees. To the extent that loans are originated or acquired for the portfolio, Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") requires that loan origination fees and costs be deferred and amortized as an adjustment of yield over the life of the loan by use of the level yield method. ARM loans originated below the fully-indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees and costs deferred under SFAS No. 91 are recognized into income immediately upon the prepayment or the sale of the related loan. At December 31, 1999, unearned discounts and premiums and deferred loan origination fees and costs totaled $1.5 million. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets which, in turn, respond to the demand and availability of funds.

         In addition to loan origination fees, the Association also receives servicing income and other fees that consist primarily of servicing fees, late charges, and other miscellaneous fees. Such fees totaled $387,000, $198,000 and $269,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         LOAN SERVICING. While the Association primarily originates loans for its own portfolio, it also has sold fixed-rate loans to Freddie Mac ("FHLMC") and to FNMA. At December 31, 1999, the unpaid principal balances of loans sold totaled approximately $11.3 million. The Association services such loans, receiving a fee of between 0.25% and 0.375% per loan. The Association does not purchase loan servicing from other sources.

         LOANS-TO-ONE BORROWER. Savings and loan associations are subject to the same loans-to-one borrower limits as those applicable to national banks. Under current regulations, loans to one borrower are restricted to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The 15% limitation resulted in a dollar limitation of approximately $14.5 million at December 31, 1999. A partially funded lending relationship had exceeded the loans-to-one borrower limits at December 31, 1999. A $5.0 million participation interest in the loan was sold subsequent to December 31, 1999 in order to comply with the regulation.

         The following table presents the five largest lending relationships at December 31, 1999:

                                                                                            At December 31, 1999
                                                                                    -----------------------------------
                                                                                    Total of loans     Amount disbursed
                                                                                    --------------     ----------------
                                                                                               (In thousands)
Description of collateral:
  Seven loans which include construction loans to build single-family homes, acquisition and development loans to build a mixed use project including commercial and single-family homes and
    secured lines of credit                                                            $13,140            $ 7,374
  Three loans which include an acquisition and construction loan to build single-family estate homes and condominiums and single family home
    loans                                                                               17,642             13,664
  Fifteen construction loans to build single-family homes                                8,563              5,288
  Five acquisition and development loans to build single-family homes                   10,879              5,848
  One acquisition loan to purchase land to be held for future development               15,000             15,000

At December 31, 1999, all of the aforementioned loans were performing in accordance with their terms.

ASSET QUALITY

         DELINQUENCIES. The Association's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment. If the delinquency continues at 30 days, a delinquent notice is sent and personal contact efforts are attempted, either in person or by telephone. Also, plans to arrange a repayment plan are made at this point. If a loan becomes 60 days past due and no progress has been made in resolving the delinquency, a 10-day demand letter is sent and personal contact again is attempted. The loan also becomes subject to possible legal action if suitable arrangements to repay have not been made. In addition, the borrower is advised that he or she may obtain access to consumer counseling services, to the extent required by regulations of the Department of Housing and Urban Development ("HUD"). When a loan continues in a delinquent status for 90 days or more, and a repayment schedule has not been made or kept by the borrower, generally a notice of intent to foreclose is sent to the borrower, giving the borrower 10 days to repay all outstanding interest and principal. If the delinquency is not cured, foreclosure proceedings are initiated.

         DELINQUENT LOANS. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. In addition, loans are placed on non-accrual status when either principal or interest is 90 days or more past due, or if less than 90 days, in the event that the loan has been referred to the Association's legal counsel for foreclosure. Interest accrued and unpaid at the time a loan is placed on a non-accrual status is charged against interest income.

         The following table sets forth information with respect to loans past due 60 to 89 days in the loan portfolio at the dates indicated.

                                                        At December 31,
                                              ---------------------------------
                                                1999         1998         1997
                                              -------      -------      -------
                                                         (In thousands)
Loans past due 60-89 days:
  One- to four-family residential             $   426      $   695      $   469
  Commercial and multi-family real estate           -            -            -
  Consumer and commercial business                  -          100           54
  Land                                              -            -            -
                                              -------      -------      -------
      Total loans past due 60-89 days         $   426      $   795      $   523
                                              =======      =======      =======

         NON-PERFORMING ASSETS. At December 31, 1999, non-performing assets (non-performing loans and real estate owned ("REO")) totaled $1.5 million, and the ratio of non-performing assets to total assets was 0.17%. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as substandard until such time as it is sold. REO is recorded at cost which is the estimated fair value of the property at the time the loan is foreclosed. Subsequent to foreclosure, these properties are carried at lower of cost or fair value less estimated costs to sell.

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

                                                                 At December 31,              At September 30,
                                                      ------------------------------------    ----------------
                                                       1999      1998      1997      1996      1996      1995
                                                      ------    ------    ------    ------    ------    ------
                                                                         (Dollars in thousands)
Non-performing loans:
   One- to four-family residential                    $1,015    $1,537    $1,289    $1,524    $  832    $  605
   Commercial and multi-family real estate                 5        52        --        --        --
   Consumer and commercial business loans                 12        67        55       107        10        39
   Land                                                    7        12        35        --        --        18
                                                      ------    ------    ------    ------    ------    ------
Total non-performing  loans                            1,039     1,668     1,379     1,631       842       662
REO                                                      494       522       592     1,455     1,384     1,910
Other repossessed assets                                  --        22        --        --        --        --
Other non-performing asset (1)                            --        --        --        --       400        --
                                                      ------    ------    ------    ------    ------    ------
Total non-performing assets (2)                       $1,533    $2,212    $1,971    $3,086    $2,626    $2,572
                                                      ======    ======    ======    ======    ======    ======

Total non-performing  loans to net loans receivable     0.17%     0.31%     0.31%     0.42%     0.22%     0.20%
Total non-performing loans to total assets              0.12      0.20      0.19      0.25      0.13      0.12
Total non-performing assets to total assets             0.17      0.26      0.27      0.47      0.40      0.45

--------------
(1) The other non-performing asset at September 30, 1996 represented a deposit account due to the Association whose recovery was in doubt. All funds were recovered in the subsequent periods.
(2)  Net of specific valuation allowances.

         The largest non-performing asset at December 31, 1999 was a REO property consisting of a single-family house located in St. Lucie county with a recorded balance of $243,000, and an appraised value of $340,000. There are currently no immediate prospects for the sale of the property.

         During the year ended December 31, 1999, gross interest income of $61,000 would have been recorded on non-performing loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during such period.

         The following table sets forth information regarding delinquent loans, REO and loans to facilitate the sale of REO at December 31, 1999.


                                                  At December 31, 1999
                                                  --------------------
                                                   Balance     Number
                                                  --------     ------
                                                 (Dollars in thousands)
Residential real estate:
  Loans 60 to 89 days delinquent                  $    426          8
  Loans more than 89 days delinquent                 1,015         13
Commercial and multi-family real estate:

  Loans 60 to 89 days delinquent                        --         --
  Loans more than 89 days delinquent                     5          1
Consumer and commercial business:
  Loans 60 to 89 days delinquent                        --         --
  Loans more than 89 days delinquent                    12          2
Land:
  Loans 60 to 89 days delinquent                        --         --
  Loans more than 89 days delinquent                     7          1
REO                                                    494          5
Other repossessed assets                                --         --
Loans to facilitate sale of REO                        234          4
                                                  --------     ------
      Total                                       $  2,193         34
                                                  ========     ======

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

         When a savings institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified, or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. Problem loans in the portfolio are regularly reviewed to determine whether any of such loans require classification in accordance with applicable regulations.

         The following table sets forth the aggregate amount of the Association's classified assets at the dates indicated.


                                              At December 31,
                                    ----------------------------------
                                      1999         1998         1997
                                    --------     --------     --------
                                              (In thousands)

Substandard assets (1)              $  3,052     $  3,056     $  3,056
Doubtful assets                           --           --           --
Loss assets                                6          291          547
                                    --------     --------     --------
     Total classified assets        $  3,058     $  3,347     $  3,603
                                    ========     ========     ========

--------------
(1) Includes three loans aggregating $1.1 million which were performing according to their terms at December 31, 1999, but which management had determined to classify as substandard due to future doubt about the collectibility of such loans.

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

         ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                  At December 31,                          At September 30,
                                              ---------------------------------------------------     -----------------------
                                                 1999          1998          1997          1996          1996          1995
                                              ---------     ---------     ---------     ---------     ---------     ---------
                                                                           (Dollars in thousands)
Total loans outstanding                       $ 608,369     $ 538,204     $ 451,709     $ 389,040     $ 376,219     $ 329,442
                                              =========     =========     =========     =========     =========     =========
Average loans outstanding for the period      $ 577,603     $ 510,491     $ 411,098     $ 383,258     $ 346,880     $ 321,849
                                              =========     =========     =========     =========     =========     =========
Allowance balance (at beginning of period)    $   3,160     $   2,662     $   2,542     $   2,312     $   3,492     $   3,390
Provision for losses                                905           622           264           243            98           240
Recoveries                                            4           252            --            --            --            --
Charge-offs:
  Real estate loans                                 (17)         (376)         (143)          (13)       (1,264)         (132)
  Consumer and commercial business loans           (129)           --            (1)           --           (14)           (6)
                                              ---------     ---------     ---------     ---------     ---------     ---------
Allowance balance (at end of period)          $   3,923     $   3,160     $   2,662     $   2,542     $   2,312     $   3,492
                                              =========     =========     ---------     =========     =========     =========
Allowance for loan losses as a percent
 of loans receivable at end of period              0.64%         0.58%         0.59%         0.65%         0.61%         1.05%
Net loans charged off as a percent of
  average  loans outstanding                       0.02%         0.02%         0.04%           --          0.37%         0.04%
Ratio of allowance for loan losses to
  non-performing loans at end of period (2)      377.57%       189.45%       193.04%       155.86%       274.58%       527.49%
Ratio of allowance for loan losses to
 non-performing assets at end of period (2)      255.90%       142.86%       135.06%        82.37%       103.86%       135.77%

--------------
(1) The charge off of real estate loans for September 30, 1996 includes a $1.2 million charge off of a commercial real estate loan for which the provision for loss was recorded in 1994.
(2)  Net of specific reserves.

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

                                                                         At December 31,
                                ------------------------------------------------------------------------------------------------
                                        1999                      1998                      1997                      1996
                                --------------------      -------------------      --------------------      -------------------
                                          % of Loans               % of Loans                % of Loans               % of Loans
                                           In Each                  In Each                   In Each                  In Each
                                         Category to              Category to               Category to              Category to
                                Amount   Total Loans (1)  Amount  Total Loans (1)  Amount   Total Loans (1)  Amount  Total Loans (1)
                                ------   -----------      ------  -----------      ------   -----------      ------  -----------
                                                                       (Dollars in thousands)
 Balance at end of period
       applicable to:
    One- to four-family
        residential (2)         $2,073       81.31%       $1,540      84.16%       $1,042       78.18%       $1,037      79.68%
    Land                           650        6.05           650       2.55           650        3.58           630       4.71
    Multi-family residential       300        0.88           300       1.46           300        1.84           300       1.96
    Commercial real estate (2)     700        8.76           550       8.05           550       12.38           500       9.17
    Consumer and commercial
       business                    200        3.00           120       3.78           120        4.02            75       4.48
                                ------     -------        ------    -------        ------     -------        ------    -------
 Total allowance for loan loss  $3,923      100.00%       $3,160     100.00%       $2,662      100.00%       $2,542     100.00%
                                ======     =======        ======    =======        ======     =======        ======    =======

                                                At September 30,
                                --------------------------------------------
                                       1996                     1995
                                -------------------      -------------------
                                         % of Loans               % of Loans
                                          In Each                  In Each
                                        Category to              Category to
                                Amount  Total Loans (1)  Amount  Total Loans (1)
                                ------  -----------      ------  -----------
 Balance at end of period
       applicable to:
    One- to four-family
        residential (2)         $  870      79.83%       $  790      79.10%
    Land                           630       4.20           630       4.47
    Multi-family residential       300       2.03           300       2.11
    Commercial real estate (2)     452       9.58         1,712      10.14
    Consumer and commercial
       business                     60       4.36            60       4.18
                                ------    -------        ------    -------
 Total allowance for loan loss  $2,312     100.00%       $3,492     100.00%
                                ======    =======        ======    =======

--------------
(1)  Percentages do not reflect adjustments for undisbursed loan proceeds, unearned discount and net deferred fees, and allowance for loan losses.
(2)  Includes construction loans for such properties.

SECURITIES PORTFOLIO.

         The Association's primary focus is the origination of loans. However, during past periods when mortgage loan demand was moderate and the Association had de-emphasized the origination of fixed-rate loans, management invested excess liquidity in investment securities, including mutual funds, and in mortgage-backed and related securities rather than purchasing whole loans or loan participations. At December 31, 1999, the Association's securities portfolio totaled $183.6 million. Such securities are subject to classification based on the intentions of management. Securities purchased for the portfolio are classified as either held to maturity or as available for sale. The Association has no securities classified as trading.

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

         Investments purchased are comprised primarily of United States Government and agency obligations, mutual funds that invest in mortgage-backed securities and government and agency obligations, MBS, corporate debt securities, interest-earning deposits at the FHLB, and FHLB stock. Some of such investments allow the issuer to call the securities at predetermined times during the life of the security. Such calls totaled $5.0 million for 1999. Principal repayments on amortizing securities totaled $29.5 million in 1999. The repayments are a general reflection of lower market rates of interest which cause certain securities to pay off more rapidly.

         The Association is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Association generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in loan origination and other activities. For further information regarding the securities portfolio see Notes 1, 2 and 3 to the Notes to Consolidated Financial Statements contained in Bankshares' Annual Report to Shareholders for the Year Ended December 31, 1999 (the "Annual Report") attached hereto as Exhibit 13.

         SECURITIES PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the securities portfolio at December 31, 1999.

                                                                          At December 31, 1999
                                    -----------------------------------------------------------------------------------------------
                                      One Year or Less        One to Five Years        Five to Ten Years       More than Ten Years
                                    --------------------    ---------------------    ---------------------    ---------------------
                                              Annualized               Annualized               Annualized               Annualized
                                               Weighted                 Weighted                 Weighted                 Weighted
                                    Carrying   Average      Carrying    Average      Carrying    Average      Carrying    Average
                                     Value      Yield        Value       Yield        Value       Yield        Value       Yield
                                    --------   -------      --------    -------      --------    -------      --------    -------
                                                                         (Dollars in thousands)
Securities held to maturity:
    United States Government
       and agency obligations       $     --        --%     $ 11,629      11.76%     $  2,935       9.40%     $     --         --%
    Corporate debt issues                 --        --            --         --         5,944       5.85            --         --
    Mortgage-backed and related
       securities                         --        --            --         --            --         --        18,294       7.01
                                    --------                --------                 --------                 --------
Total securities held to maturity         --        --        11,629      11.76         8,879       7.04%       18,294       7.01
                                    --------   -------      --------    -------      --------    -------      --------    -------

Securities available for sale:
    United States Government
       and agency obligations             --        --        33,479       5.93            --         --            --         --
     Equity securities                    50      0.76            --         --            --         --            --         --
     Mutual funds                     49,845      5.87            --         --            --         --            --         --
     Corporate debt issues               413        --            --         --            --         --         4,453       8.42
     Mortgage-backed and related
          securities                      --        --            --         --            --         --        56,600       7.27
                                    --------                --------                 --------                 --------
     Total securities available
       for sale                       50,308      5.82        33,479       5.93            --         --        61,053       7.36
                                    --------   -------      --------    -------      --------    -------      --------    -------
     Total securities portfolio     $ 50,308      5.82%     $ 45,108       7.22%     $  8,879       7.04%     $ 79,347       7.27%
                                    ========   =======      ========    =======      ========    =======      ========    =======

                                                 At December 31, 1999
                                    ----------------------------------------------
                                             Total                      Annualized
                                     ---------------------    Average    Weighted
                                     Carrying      Market     Life in    Average
                                      Value        Value       Years      Yield
                                     --------     --------    -------    ------

Securities held to maturity:
    United States Government
       and agency obligations        $ 14,564     $ 17,066      3.91      11.28%
    Corporate debt issues               5,944        6,184      9.76       5.85
    Mortgage-backed and related
       securities                      18,294       18,021     17.64       7.01
                                     --------     --------
Total securities held to maturity      38,802       41,271                 8.44
                                     --------     --------               ------

Securities available for sale:
    United States Government
       and agency obligations          33,479       33,479      2.95       5.93
     Equity securities                     50           50        --       0.76
     Mutual funds                      49,845       49,845        --       5.87
     Corporate debt issues              4,866        4,866     17.94       7.71
     Mortgage-backed and related
          securities                   56,600       56,600     28.17       7.27
                                     --------     --------               ------
     Total securities available
       for sale                       144,840      144,840                 6.23
                                     --------     --------               ------
     Total securities portfolio      $183,642     $186,111                 6.70%
                                     ========     ========               ======

         MORTGAGE-BACKED AND RELATED SECURITIES. The Association invests in MBS which are included in the securities portfolio and are classified as either available for sale or held to maturity. At December 31, 1999, net MBS totaled $74.9 million, or 8.4%, of total assets. Of this amount, $18.3 million and $56.6 million were classified as held to maturity and available for sale, respectively. At December 31, 1999, the market value of the net MBS portfolio totaled approximately $74.6 million. Management primarily invests in fixed-rate MBS with weighted average lives of five to seven years. Management believes that investing in short-term MBS limits the Association's exposure to higher interest rates. During fiscal year 1999, $29.7 million of MBS were purchased, using funds provided by public funds deposits, odd-term certificates of deposit and FHLB advances instead of excess liquidity as in previous years.

         CMOs are typically issued by a special-purpose entity (in the Association's case, private issuers), which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average durations for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal paydowns from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off, and then to the next classes in order of priority. Substantially all of the CMOs held in the securities portfolio consist of senior sequential tranches, primarily investments in one of the first three tranches of the CMO. By purchasing senior sequential tranches, management is attempting to ensure the cash flow associated with such an investment. Generally, such tranches have stated maturities ranging from 6.5 years to 30 years; however, because of prepayments, the expected weighted average life of these securities is less than the stated maturities. While non-agency private issues are somewhat less liquid than CMOs issued or guaranteed by Government National Mortgage Association ("GNMA"), FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs, such higher yield reflecting in part the lack of such guarantee or protection.

         SECURITIES HELD TO MATURITY. At December 31, 1999, investment securities held to maturity totaled $38.8 million and included United States Government and agency obligations totaling $14.6 million, MBS totaling $18.3 million and corporate debt issues totaling $5.9 million.

         Included in corporate debt issues at December 31, 1998 and 1997, are two asset-backed securities issued by the Auto Bonds Receivable Corporation (the "Auto Bonds"), which were purchased during fiscal year 1994, and are secured by automobile loan receivables. The Auto Bonds totaled $413,000 at December 31, 1999. During 1999, management determined that the decline in fair value on the Association's investment in the Auto Bonds was other than temporary resulting in a write down of $138,000 and a reclassification from held to maturity to available for sale.

         The following tables set forth the carrying value of, and activity in the securities held to maturity at the dates indicated. At December 31, 1999, the market value of the investments was approximately $41.3 million.

                                                                    At December 31,
                                            -------------------------------------------------------------
                                                   1999                  1998                  1997
                                            -----------------     -----------------     -----------------
                                             Amount      %         Amount      %         Amount      %
                                            -------    ------     -------    ------     -------    ------
                                                                 (Dollars in thousands)
Securities:
     US Government and agency obligations   $14,564     37.53%    $13,088     24.87%    $13,039     19.23%
     Corporate debt issues                    5,944     15.32       7,135     13.56       8,349     12.31
Mortgage-backed and related securities:
     FHLMC                                    3,763      9.70       5,245      9.97       7,465     11.01
     FHMA                                     1,706      4.40       2,504      4.76       3,316      4.89
     GNMA                                       853      2.20       1,269      2.41       1,751      2.58
     CMO                                     11,831     30.49      23,190     44.07      33,645     49.63
     AID loans                                  141      0.36         188      0.36         236      0.35
                                            -------    ------     -------    ------     -------    ------
        Total mortgage-backed and
              related securities             18,294     47.15      32,396     61.57      46,413     68.45
                                            -------    ------     -------    ------     -------    ------
        Total securities held to maturity   $38,802    100.00%    $52,619    100.00%    $67,801    100.00%
                                            =======    ======     =======    ======     =======    ======

                                              Year Ended December 31,
                                        --------------------------------
                                          1999        1998        1997
                                        --------    --------    --------
                                                  (In thousands)
Securities held to maturity
    Balance, beginning of period        $ 52,619    $ 67,801    $ 75,544
    Purchases                                 --          --          --
    Calls                                     --      (1,427)         --
    Sales                                     --          --          --
    Maturities                                --      (3,386)       (300)
    Repayments                           (14,723)    (12,067)     (8,956)
    Discount and premium amortization      1,457       1,523       1,513
    Transfer to available for sale          (413)         --          --
    Write down of impaired security         (138)         --          --
    Gain on calls                             --         175          --
                                        --------    --------    --------
    Balance, end of period              $ 38,802    $ 52,619    $ 67,801
                                        ========    ========    ========

         SECURITIES AVAILABLE FOR SALE. Securities available for sale are carried on the books at fair value as required by FASB No. 115 and totaled $144.8 million at December 31, 1999. Included in securities available for sale are equity securities totaling $50,000, mutual funds totaling $49.8 million, United States Government and agency obligations totaling $33.5 million, corporate debt issues totaling $4.9 million and MBS totaling $56.6 million.

         Mutual fund investments include mutual funds that invest primarily in mortgage-backed securities and government and agency securities, and are classified as available for sale for accounting purposes. The mutual funds which invest in mortgage-backed securities have characteristics similar to the MBS in which they invest. Mutual fund investments include approximately $35.1 million in funds which invest in adjustable-rate mortgage-backed securities issued by FNMA, FHLMC and GNMA, as well as CMOs and real estate mortgage investment conduits and other securities collateralized by or representing interests in real estate mortgages, and approximately $14.7 million in funds which invest in asset-backed, corporate and CMO obligations.

         The following tables set forth the carrying value of, and activity in, the securities available for sale at the dates indicated.

                                                                   At December 31,
                                          ------------------------------------------------------------
                                                 1999                  1998                 1997
                                          -----------------     -----------------    -----------------
                                              $         %          $          %         $          %
                                          --------   ------     --------   ------    --------   ------
                                                                (Dollars in thousands)
Equity securities:
   FNMA stock                             $     25     0.02%    $     30     0.03%   $     23     0.02%
   Independent Bankers Bank of Florida          25     0.02           --       --          --       --
U. S. Government and agency
      obligations                           33,479    23.11       10,072    10.59      55,175    38.78
Mutual funds                                49,845    34.41       40,387    42.44      40,721    28.62
Corporate debt issues                        4,866     3.36           --       --          --       --
Mortgage-backed and related securities:
   GNMAs                                    44,309    30.59       19,790    20.80          --       --
   CMOs                                     12,291     8.49       24,872    26.14      46,350    32.58
                                          --------   ------     --------   ------    --------   ------
Total securities available for sale       $144,840   100.00%    $ 95,151   100.00%   $142,269   100.00%
                                          ========   ======     ========   ======    ========   ======

                                                Year Ended December 31,
                                         -----------------------------------
                                            1999         1998         1997
                                         ---------    ---------    ---------
                                                     (In thousands)
Securities available for sale:
   Balance, beginning of period          $  95,151    $ 142,269    $ 123,151
   Purchases                                73,314       25,086       46,311
   Transfer from held to maturity              413           --           --
   Calls                                    (5,000)     (40,323)     (16,000)
   Sales                                        --           --       (2,435)
   Maturities                                   --           --       (3,000)
   Repayments                              (14,802)     (31,955)      (7,291)
   Discount and premium amortization           116          323          137
   (Gain) loss on sales and calls               --           --           (8)
   Increase (decrease) in market value      (4,352)        (249)       1,404
                                         ---------    ---------    ---------
   Balance, end of period                $ 144,840    $  95,151    $ 142,269
                                         =========    =========    =========

         Included in corporate debt issues at December 31, 1999 are two asset-backed securities issued by the Auto Bonds Receivable Corporation, which were purchased during fiscal year 1994, and are secured by automobile loan receivables. At December 31, 1999, the Auto Bonds were in default with materially reduced payments occurring. Consequently, management determined that the decline in fair value on the Association's investment in the Auto Bonds was other than temporary resulting in a write down of $138,000 and a reclassification from held to maturity to available for sale, resulting in a balance of $413,000. At December 31, 1999, the trustee for the Auto Bonds had brought suit against the risk default insurance carrier to require payment of the principal balance and accrued interest on these bonds. Management cannot be certain as to the outcome of such litigation.

         INTEREST-EARNING DEPOSITS AND FHLB OF ATLANTA STOCK. Excess funds are primarily invested on a daily basis in an interest-earning overnight account at the FHLB of Atlanta. The balance of this account was $21.4 million at December 31, 1999. In addition, interest-earning deposits totaling $1.8 million were held in other financial institutions at December 31, 1999. Such funds are available to provide liquidity to meet lending requirements and daily operations.

         The Association is required to purchase and maintain FHLB of Atlanta stock based on the Association's asset size and outstanding total of FHLB advances. FHLB of Atlanta stock is not readily marketable as it is not traded on a registered security exchange.

         The following table sets forth the carrying value of interest-earning deposits and FHLB of Atlanta stock at the dates indicated.

                                                         At December 31,
                                          -----------------------------------------
                                            1999       1998       1997        1996
                                          --------   --------   --------   --------
                                                         (In thousands)
Interest earning deposits:
    FHLB-Atlanta                          $ 21,422   $100,332   $ 13,621   $ 28,895
    Other deposits                           1,760      1,378         --         --
                                          --------   --------   --------   --------
        Total interest-earning deposits   $ 23,182   $101,710   $ 13,621   $ 28,895
                                          ========   ========   ========   ========

FHLB stock                                $  7,009   $  4,722   $  3,264   $  2,864
                                          ========   ========   ========   ========

SOURCES OF FUNDS

         GENERAL. Deposits are the major source of funds for lending and other investment purposes. In addition to deposits, funds are derived from the amortization and prepayment of loans and mortgage-backed and related securities, the maturity of investment securities, operations and, if needed, advances from the FHLB. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes. Although the Association periodically reviews the features and terms of its deposit products, the Association does not intend to materially change any of the deposit products or services it currently offers.

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

         The following table sets forth information regarding interest rates, terms, minimum amounts and balances of deposits as of December 31, 1999.

    Weighted                                                                                              Percentage
     Average        Minimum                                                    Minimum                     of Total
  Interest Rate       Term            Checking and Savings Deposits (1)        Amount      Balances        Deposits
  -------------     -------          -------------------------------           -------    ----------       --------
                                                                                     (Dollars in thousands)
      0.00%           None           Non-interest-bearing accounts               None     $   39,429         6.42%
      0.75            None           NOW accounts                            $    100         76,073        12.39
      1.73            None           Passbook accounts                            100         34,466         5.61
      3.09            None           Money market deposit accounts              1,000        100,299        16.34
                                                                                          ----------       ------
                                        Total checking and savings deposits                  250,267        40.76
                                                                                          ----------       ------

                                          Certificates of Deposit (1)
                                          ------------------------
      4.90        1 - 5 months       Fixed term, fixed-rate                     1,000         16,627         2.71
      4.90        6-11 months        Fixed term, fixed-rate                     1,000         43,521         7.09
      5.27        12-17 months       Fixed term, fixed-rate                     1,000        204,209        33.26
      5.34        24-30 months       Fixed term, fixed-rate                     1,000         22,849         3.72
      5.60        36-47 months       Fixed term, fixed-rate                     1,000         10,364         1.69
      5.90        48-59 months       Fixed term, fixed-rate                     1,000          1,936         0.32
      6.31        Over 60 months     Fixed term, fixed-rate                     1,000         60,681         9.88
      1.73        Various            Fixed term, fixed-rate                     1,000            286         0.05
      5.08        Various            Negotiated Jumbo                         100,000          3,203         0.52
                                                                                          ----------       ------
                                        Total certificates of deposit                        363,676        59.24
                                                                                          ----------       ------
                                        Total deposits                                    $  613,943       100.00%
                                                                                          ==========       ======

--------------
(1) IRA and KEOGH accounts are generally offered throughout all terms stated above with aggregate balances of $50.0 million and $1.0 million, respectively, at December 31, 1999.

         The following tables sets forth the change in dollar amount in the various types of savings accounts offered between the dates indicated:

                                 Balance   Percent                 Balance   Percent                 Balance   Percent
                                   at         of        Incr.        At         of        Incr.        at         of        Incr.
                                12/31/99   Deposits    (Decr.)    12/31/98   Deposits    (Decr.)    12/31/97   Deposits    (Decr.)
                                ---------  --------   --------    ---------  --------   --------    ---------  --------   --------
                                                                      (Dollars in thousands)
Non-interest-bearing demand
     accounts                   $  39,429     6.42%   $  7,660    $  31,769     5.34%   $  7,054    $  24,715     4.49%   $  6,088
NOW accounts                       76,073    12.39      (6,555)      82,628    13.91      12,766       69,862    12.69       2,786
Passbooks                          34,466     5.61       1,547       32,919     5.54       2,698       30,221     5.49        (600)
Money market deposit
     accounts                     100,299    16.34      10,404       89,895    15.12      11,063       78,832    14.31       9,318
Time deposits which mature:

     Within 12 months             257,928    42.01     (19,326)     277,254    46.64      16,482      260,772    47.35       6,975
     Within 12-36 months           85,758    13.97      32,025       53,733     9.04      (5,061)      58,794    10.67      17,590
     Beyond 36 months              19,990     3.26      (6,212)      26,202     4.41      (1,310)      27,512     5.00      (5,158)
                                ---------   ------    --------    ---------   ------    --------    ---------   ------    --------
          Total deposits        $ 613,943   100.00%   $ 19,543    $ 594,400   100.00%   $ 43,692    $ 550,708   100.00%   $ 36,999
                                =========   ======    ========    =========   ======    ========    =========   ======    ========

         The following table sets forth the certificates of deposit classified by rates as of the dates indicated.

                                  At December 31,
                       ----------------------------------
                         1999         1998         1997
                       --------     --------     --------
Rate                              (In thousands)

3.00% or less          $    286     $    940     $  1,436
3.01 - 3.99%                 12           11           11
4.00 - 4.99%            135,880       74,835       35,699
5.00 - 5.99%            151,899      238,564      262,029
6.00 - 6.99%             67,028       33,983       39,186
7.00 - 7.99%              8,571        8,856        8,717
                       --------     --------     --------
                       $363,676     $357,189     $347,078
                       ========     ========     ========

         The following table sets forth the amount and maturities of certificates of deposit at December 31, 1999.

                                                              Amount Due
                   -----------------------------------------------------------------------------------------------
                    Less Than        1-2           2-3            3-4           4-5        After 5
Rate                One Year        Years         Years          Years         Years         Years         Total
----               ----------     ---------     ----------     ----------     --------     --------     ----------
                                                            (In thousands)
3.00% or less      $      108     $       2     $       --     $       29     $     16     $    131     $      286
3.01 - 3.99%               12            --             --             --           --           --             12
4.00 - 4.99%          129,422         3,345            996            552        1,565           --        135,880
5.00 - 5.99%          110,523        25,241          6,952          8,607          576           --        151,899
6.00 - 6.99%            9,292        41,427          7,795            668        7,806           40         67,028
7.00 - 7.99%            8,571            --             --             --           --           --          8,571
                   ----------     ---------     ----------     ----------     --------     --------     ----------
                   $  257,928     $  70,015     $   15,743     $    9,856     $  9,963     $    171     $  363,676
                   ==========     =========     ==========     ==========     ========     ========     ==========

         The following table indicates the amount of negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                  Certificates
                                                   of Deposit
                                                  of $100,000
                Remaining Maturity                  or More
                ------------------                ------------
                                                 (In thousands)

                Three months or less               $  12,007
                Three through six months               7,118
                Six through twelve months             19,815
                Over twelve months                    23,360
                                                   ---------
                   Total                           $  62,300
                                                   =========

         Deposits are used to fund loan originations, the purchase of securities and for general business purposes. The deposit growth in fiscal year 1999 of $19.5 million reflected the use of odd-term and promotional certificate of deposit products, as well as increased retail deposits generated by aggressive, competitive pricing of such products in the market area. The Association also continues to emphasize commercial checking accounts for small local businesses.

         The following table sets forth the net changes in the deposit activities for the periods indicated.

                                                Year Ended December 31,
                                        ------------------------------------
                                           1999         1998          1997
                                        ----------   ----------   ----------
                                                   (In thousands)

Deposits                                $2,875,680   $2,737,244   $2,433,375
Withdrawals                              2,875,669    2,715,239    2,416,860
                                        ----------   ----------   ----------
Net increase before interest credited           11       22,005       16,515
Interest credited                           19,532       21,687       20,484
                                        ----------   ----------   ----------
Net increase in deposits                $   19,543   $   43,692   $   36,999
                                        ==========   ==========   ==========

         BORROWINGS. Savings deposits are the primary source of funds for lending and investment activities and for general business purposes. If the need arises, advances from the FHLB may be used to supplement the supply of lendable funds and to meet deposit withdrawal requirements as well as in leveraged transactions used to purchase securities. Advances from the FHLB typically are collateralized by the Association's stock in the FHLB and a blanket floating lien on the Association's one- to four-family first mortgage loans. At December 31, 1999, $140.2 million of FHLB advances were outstanding with a weighted average interest rate of 5.59%.

         The FHLB functions as a central reserve bank providing credit for the Association and other member savings institutions and financial institutions. As a member, the Association is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Although advances may be used on a short-term basis for cash management needs, FHLB advances have not been, nor are they expected to be, a significant long-term funding source for the Association, although the Association periodically utilizes its ability to access advances in order to take advantage of investment opportunities which may arise, or to fund loan originations if liquidity is low.

         On September 30, 1983, the Association sold two of its branches to another financial institution. Under terms of the sale, the Association issued a 10.94%, 30-year term mortgage-backed bond (the "Bond") for approximately $41.6 million. A discount was recorded on the Bond which is being accreted on the interest method of accounting over the life of the Bond. The Bond bears an interest rate that is adjustable semi-annually on each April 1 and October 1 to reflect changes in the average of the United States 10-year and 30-year long-term bond rates. At December 31, 1999, the net outstanding balance of the Bond was $14.5 million with an effective rate of 10.09%. For further information on the Bond, see Note 10 to the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         On October 24, 1994, in connection with the Association's Plan of Reorganization into a mutual holding company, the Association established an Employee Stock Ownership Plan ("ESOP") for all eligible employees. The ESOP is funded by two loans from Bankshares. ESOP Loan I was used to purchase 389,248 (as adjusted by the Exchange Ratio of 2.0445) shares of common stock in the open market. The loan is being repaid from the Association's contributions to the ESOP over a period of up to seven years and had an outstanding balance of $637,000 at December 31, 1999. The loan has a fixed interest rate of 8.50%. ESOP Loan II was used to permit the ESOP to purchase an additional 437,652 shares. The loan is being repaid over 15 years and the loan had an outstanding balance of $4.1 million at December 31, 1999 and has a fixed interest rate of 7.75%. For further information, see Note 13 to the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

         The following table sets forth the source, balance, and rate of borrowings for the years ended December 31, 1999, 1998 and 1997.

                                                            Year Ended December 31,
                                                     -----------------------------------
                                                        1999         1998         1997
                                                     ---------     --------     --------
                                                              (Dollars in thousands)
FHLB advances:
  Maximum month-end balance                          $ 140,186     $ 94,443     $ 57,341
  Balance at end of period                             140,186       91,920       57,341
  Average balance (1)                                  108,627       74,614       42,952
Weighted average interest rate during the period          5.64%        5.94%        6.38%
Weighted average interest rate at end of period           5.59%        5.76%        6.25%

Mortgage-backed bond:
  Maximum month-end balance                          $  15,502     $ 16,414     $ 17,312
  Balance at end of period                              14,508       15,430       16,333
  Average balance (1)                                   15,062       15,989       16,888
Weighted average interest rate during the period          9.30%        9.70%       10.94%
Weighted average interest rate at end of period          10.09%        8.78%       10.49%

--------------
(1)  Computed on the basis of month-end balances.

SUBSIDIARY ACTIVITIES

         The Association currently has two active subsidiaries.

         ComFed, Inc. ("ComFed") was formed in February 1971 for the purpose of operating an insurance agency, Community Insurance Agency, which sells mortgage life insurance. ComFed also receives income and incurs related expenses from the sale of third party mutual funds and annuities. Such third party mutual funds and annuities include products widely marketed to the investing public and have investment advisors that are not affiliated with ComFed. For the year ended December 31, 1999, ComFed reported net income of $130,000. At December 31, 1999, the Association had an equity investment in ComFed of $338,000.

         Palm River Development Co., Inc. ("Palm River") was formed in July 1999 to engage in a real estate development joint venture. Palm River purchased 117 acres of land located in Indian River County which is being developed by the joint venture as 17 single-family lots, 48 condominiums, 22 carriage homes and 116 patio homes. A $15.0 million inter-company line of credit from the Association is used by Palm River to fund the joint venture as needed. For the year ended December 31, 1999, Palm River reported a net loss of $166,000. At December 31, 1999, the Association had an equity loss in Palm River of $166,000 and the balance of the inter-company loan was $11.8 million.

PERSONNEL

         As of December 31, 1999, Bankshares had no separately compensated employees. Officers of Bankshares are employees of the Association and receive all compensation from the Association. Because Bankshares' primary activity is holding the stock of the Association, employees of the Association perform limited duties for Bankshares.

         As of December 31, 1999, the Association had 247 full-time and 41 part-time employees. None of such employees is represented by a collective bargaining group. The Association believes it has a good relationship with its employees.

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

BANKSHARES

         HOLDING COMPANY ACQUISITIONS. In December 1998, Bankshares became a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and has registered with the OTS. The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         HOLDING COMPANY ACTIVITIES. Bankshares operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or were a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the enacted Gramm-Leach-Bliley Act of 1999 (the "GBLA"), companies which applied to the OTS to become unitary savings and loan holding companies will be restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GBLA, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Association - Qualified Thrift Lender Test."

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

         In addition, under OTS regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         OTS regulations generally exclude all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulations also require savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

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

         On September 30, 1996, new legislation required all SAIF member institutions to pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount to be sufficient to bring the reserve ratio to 1.25% of insured deposits.

         Currently, FDIC deposit insurance rates generally range from zero basis points to 27 basis points, depending on the assessment risk classification assigned to the depository institution. From 1998 through 1999, SAIF members paid approximately 6.0 basis points, while BIF member institutions paid approximately 1.3 basis points.

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

         Under the leverage capital requirement adopted by the OTS, savings associations maintain "core capital" in an amount equal to at least 4% of adjusted total assets. Core capital is generally defined as common stockholders' equity, including retained earnings. At December 31, 1999, the Association's ratio of core capital to total adjusted assets was 9.20%.

         Under the risk-based capital requirement, a savings association must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one- to four-family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), are weighted at a 50% risk factor. Supplementary capital may include, among other items, general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. Supplementary capital is limited to 100% of core capital.

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

         OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1999, the Palm River investment was subject to a deduction from tangible capital.

         The OTS amended its risk-based capital requirements that would require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings association is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an association's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, because of continuing delays by the OTS, the interest rate risk component has never been operative.

         At December 31, 1999, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.20%, 9.20%, and 17.84%, respectively. See Note 14 to the Notes to Consolidated Financial Statements included in the Annual Report, attached hereto as Exhibit 13.

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

         At December 31, 1999, the Association was in the "well capitalized" category for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

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

         LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 4%. For the month ended December 31, 1999, the Association's average liquidity ratio was 12.2%.

         CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions.

         A savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income (which takes into account capital distributions made) for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

         BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside that state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution was chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under the state law prior to the savings institution's conversion to a federal charter.

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

         QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Code or by meeting the second prong of the QTL test set forth in the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operation. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB; and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 1999, the qualified thrift investments of the Association were approximately 74.2% of its portfolio assets.

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function or savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (I.E. advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 1999, the Association had $140.2 million of FHLB advances. See Note 9 to Notes to Consolidated Financial Statements in the Annual Report.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1999, the Association had $7.0 million in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Association's FHLB stock was 7.57%, 7.25% and 7.25% for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

         FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1999, the Association was in compliance with the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

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

         Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the financial statements. In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS 109 was implemented by Bankshares retroactively, effective October 1, 1993. The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

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

         The Association was audited by the IRS for the tax year 1990 during fiscal year 1994. Based upon the audit, the Association received a "no-change" letter from the IRS. Bankshares has not been audited by the IRS. See Notes 1 and 11 to the Notes to the Consolidated Financial Statements in the Annual Report.

STATE TAXATION

         Under the laws of the State of Florida, Bankshares and its subsidiary are generally subject to 5.5% tax on net income. The tax may be reduced by a credit of up to 65% of the tax due as a result of certain intangible taxes. The tax is deductible by Bankshares in determining its federal income tax liability. Bankshares has not been audited by the State of Florida.

ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

         Bankshares owns no property independently from the Association. The Association conducts its business through its home office located in North Palm Beach, Florida, and 21 full-service branch offices located in Palm Beach, Martin, St. Lucie, and Indian River Counties. The following table sets forth certain information concerning the home office and each branch office of the Association at December 31, 1999. The aggregate net book value of the Association's premises and equipment and real estate held for investment was $24.9 million and $1.9 million at December 31, 1999, respectively. Real estate held for investment represents a pro-rata portion of the Association's office building located on Port St. Lucie Blvd. which is leased to tenants and a parcel of land held for future sale located adjacent to the Association's Maplewood office. For additional information regarding the Association's properties, see
Note 6 to the Notes to the Consolidated Financial Statements in the Annual Report. In addition, the Association owns or has placed earnest funds on four parcels of real estate for use as possible future branch sites. The Association's total investment in such other properties totaled $2.9 million at December 31, 1999 which is included in the aggregate net book value of the Association's premises and equipment set forth above.

LOCATION                            ADDRESS                            OPENING DATE    OWNED/LEASE
--------                            -------                            ------------    -----------
Home Office             660 U.S. Highway l, North Palm Beach,            02/19/88       Owned (1)
                        Florida

BRANCH OFFICES

Riviera Beach           2600 Broadway, Riviera Beach, Florida            08/19/55       Owned

Tequesta                101 N. U.S. Highway One, Tequesta, Florida       07/19/59       Owned

Port Salerno            5545 SE Federal Highway, Port Salerno,           11/05/74       Owned (2)
                        Florida

Palm Beach Gardens      9600 N. Alternate AlA, Palm Beach                12/19/74       Owned
                        Gardens, Florida

Jensen Beach            1170 NE Jensen Beach Boulevard,                  01/28/75       Owned
                        Jensen Beach, Florida

Singer Island           1100 East Blue Heron Boulevard,                  04/01/75       Owned
                        Riviera Beach, Florida

Gallery Square          389 Tequesta Drive, Tequesta, Florida            01/30/76       Lease (3)

Ft. Pierce              1050 Virginia Avenue, Ft. Pierce, Florida        07/23/85       Owned

Port St. Lucie Blvd.    147 SW Port St. Lucie Blvd.,                     12/07/98       Owned
                        Port St. Lucie, Florida

Martin Downs            3102 Martin Downs Boulevard,                     07/24/85       Lease (4)
                        Palm City, Florida


LOCATION                            ADDRESS                            OPENING DATE    OWNED/LEASE
--------                            -------                            ------------    -----------
Maplewood               1570 Indiantown Road, Jupiter, Florida           10/05/98       Owned

Bluffs                  3950 U.S. Highway 1, Jupiter, Florida            09/18/86       Lease (5)

Village Commons         971 Village Boulevard, West Palm Beach,          06/26/89       Lease (6)
                        Florida

Hobe Sound              11400 SE Federal Highway, Hobe Sound,            02/05/90       Owned
                        Florida

St. Lucie West          1549 St. Lucie West Boulevard,                   06/06/94       Owned
                        Port St. Lucie, Florida

Jupiter                 520 Toney Penna Drive, Jupiter, Florida          07/10/95       Owned

PGA                     PGA Shoppes on the Green, 7102 Fairway            4/22/96       Owned
                        Drive, Palm Beach Gardens, Florida

Vero Beach              6030 20th Street, Vero Beach, Florida            07/21/97       Owned

Lake Worth              5702 Lake Worth Road, Suite # 3,                 10/20/97       Lease (7)
                        Lake Worth, Florida

Ibis                    10100 Northlake Blvd.                            12/13/99       Owned
                        West Palm Beach, Florida

OTHER FACILITIES

Training Center         20 Waterway Drive, Tequesta, Florida              7/15/98       Owned

Melbourne               1901 S. Harbor City Blvd.                        05/01/98       Lease (8)
                        Suite 801, Melbourne, Florida

--------------
(1)  A branch office is also located at the same site.
(2) A portion of land was taken by the State of Florida during late 1999 under the doctrine of eminent domain. To solve a temporary parking problem, the land is being leased back from the State on a six-month lease which expires May 1, 2000. The lease may then be extended on a month-to-month basis until the State begins construction.
(3) This lease expires on December 31, 2000 and provides for a renewal option which runs through December 31, 2015.
(4) This lease expires on August 8, 2001 and provides for a renewal option which runs through August 8, 2003.
(5) This lease expires on October 31, 2001 and provides for a renewal option which runs through October 31, 2016.
(6) This lease expires on June 25, 2004 and provides for a renewal option which runs through June 25, 2014.
(7) This lease expires on September 1, 2000 and provides for a renewal option which runs through August 31, 2002.
(8) This lease expires on April 30, 2000. The facility, which was previously used by the Association as a loan production office, is currently being sub-leased to another tenant. The lease will not be renewed by the Association.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         There are various claims and lawsuits in which Bankshares is periodically involved incident to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

         The Association reached a final settlement with its insurance company during the first quarter of 1999 on a claim related to a defalcation by a former employee. The Association recorded a partial recovery of the previously recorded allowance for loss.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         Bankshares held its Special Meeting of Shareholders on December 21, 1999. Of the 10,051,873 shares eligible to vote, 9,091,159 shares or 90.4%, were represented in person or by proxy at the meeting.

         The shareholders acted on the following matter at the Special Meeting, approving such matter.

         1. The approval of the amendment of the Community Savings Bankshares, Inc. 1999 Stock Option Plan, the 1999 Recognition and Retention Plan and Trust Agreement, the 1995 Stock Option Plan and the 1995 Recognition and Retention Plan for Employees and Outside Directors.


                           For         Against       Abstain    Not Voted
                           ---         -------       -------    ---------
    Number of Votes     7,961,143     1,051,268      78,748      960,714


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER  MATTERS
--------------------------------------------------------------------------------

         For information concerning the market for Bankshares' common stock, see "The Association - Capital Distributions" and the section captioned "Corporate Information" in Bankshares' Annual Report attached as Exhibit 13 hereto and which is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
--------------------------------------------------------------------------------

         The "Financial Highlights" section of Bankshares' Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Bankshares' Annual Report is incorporated herein by reference.

ITEM 7-A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

         Information with respect to quantitative and qualitative disclosures about market risk are incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis, and - Market Value of Portfolio Equity" in the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
--------------------------------------------------------------------------------

         The financial statements identified in Item 14(a)(1) hereof are incorporated by reference to Bankshares' Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Information required by this section is incorporated herein by reference from Bankshares' definitive Proxy Statement for the Annual Meeting of Shareholders filed March 24, 2000 (the "Proxy Statement"), specifically the section captioned "Ratification of Appointment of Independent Accountants".

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

         Information concerning Directors and Executive Officers of Bankshares is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Information with Respect to Nominees for Directors, Directors Whose Term Continues and Executive Officers".

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         Information concerning executive compensation is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         Information concerning relationships and transactions is incorporated herein by reference from the Proxy Statement, specifically the section captioned "Executive Compensation - Indebtedness of Management and Affiliated Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

         (a)(1)     FINANCIAL STATEMENTS

                      Independent Auditors' Report
                      Consolidated Statements of Financial Condition,
                           December 31, 1999, and 1998
                      Consolidated Statements of Operations,
                           Years Ended December 31, 1999, 1998, and 1997
                      Consolidated Statements of Shareholders' Equity,
                           Years Ended December 31, 1999, 1998 and 1997
                      Consolidated Statements of Cash Flows,
                           Years Ended December 31, 1999, 1998 and 1997
                      Notes to Consolidated Financial Statements

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

         (a)(3)     EXHIBITS

                    3.1 Certificate of Incorporation of Community Savings Bankshares, Inc.*

                    3.2    Bylaws of Community Savings Bankshares, Inc.*

                    4.0 Form of Stock Certificate of Community Savings Bankshares, Inc.*

                   10.1    Amended and Restated 1995 Stock Option Plan**

                   10.3 Amended and restated 1995 Recognition and Retention Plan for Employees and Outside Directors**

                   10.3    Amended and Restated 1999 Stock Option Plan**

                   10.4 Amended and Restated 1999 Recognition and Retention Plan and Trust Agreement**

                   10.5 Employment Agreement between Community Savings Bankshares, Inc., Community Savings, F. A. and James B. Pittard, Jr.

                   10.6 Change in Control Agreement between Community Savings Bankshares, Inc., Community Savings, F. A. and
                           James B, Pittard, Jr.

                   10.7 Change in Control Agreement with Larry J. Baker, CPA, Cecil F. Howard, Jr., Mary L. Kaminske, Michael E. Reinhardt and certain non-executive officers, and Community Savings Bankshares, Inc. and Community Savings, F. A.

                   13      1999 Annual Report to Shareholders

                   21 Subsidiaries of the Registrant - Reference is made to Item 1 "Business" for the required information.

                   23      Consent of Crowe Chizek and Company LLP

                   27      Financial Data Schedule

                   * Incorporated by reference from the Registration statement on Form S-1 (333-62069) first filed with the SEC on August 21, 1998.

                  ** Incorporated by reference from Bankshares' definitive proxy statement dated November 10, 1999 filed with the SEC on said date.

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

                       COMMUNITY SAVINGS BANKSHARES, INC.


Date: March 24, 2000                By:  /s/ JAMES B. PITTARD, JR.
                                         ------------------------------
                                         James B. Pittard, Jr.
                                         President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ JAMES B. PITTARD, JR.              By:  /s/ LARRY J. BAKER, CPA
     ---------------------------                 --------------------------
     James B. Pittard, Jr., President            Larry J. Baker, CPA, Senior
     and Chief Executive Officer                 Vice President, Chief Financial
     (Principal Executive Officer)               Officer and Treasurer
                                                 (Principal Financial and
                                                  Accounting Officer)

Date: March 24, 2000                        Date: March 24, 2000



By:  /s/ FREDERICK A. TEED                  By:  /s/ FOREST C. BEATY
     ----------------------------                --------------------------
     Frederick A. Teed, Chairman of              Forest C. Beaty, Jr., Director
     the Board

Date: March 24, 2000                        Date: March 24, 2000



By:  /s/ ROBERT F. CROMWELL                 By:  /s/ KARL D. GRIFFIN
     -----------------------------               --------------------------
     Robert F. Cromwell, Director                Karl D. Griffin, Director

Date: March 24, 2000                        Date: March 24, 2000



By:  /s/ HAROLD I. STEVENSON
     -----------------------------
     Harold I. Stevenson, CPA, Director

Date: March 24, 2000