Form 10-Q
period 2000-03-31
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2000-05-02
CIK 1068725

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552


                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: MARCH 31, 2000


                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                               ------------------------

                        Commission File Number 000-29460

                       COMMUNITY SAVINGS BANKSHARES, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                65-0870004
     -------------------------------            -------------------------
     (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

          660 US Highway One
         North Palm Beach, FL                             33408
  --------------------------------------        -------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
               OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212
                                                           --------------

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 25, 2000, there were 9,282,308 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                           PAGE
-----------------------------                                           ----

Item 1.       Financial Statements
              Consolidated Statements of Financial Condition as of
              March 31, 2000 (Unaudited) and December 31, 1999            2

              Consolidated Statements of Operations (Unaudited) for
              the three months ended March 31, 2000 and 1999              3

              Consolidated Statements of Changes in Shareholders'
              Equity for the three months ended March 31, 2000
              (Unaudited) and for the year ended December 31, 1999        4

              Consolidated Statements of Cash Flows (Unaudited) for
              the three months ended March 31, 2000 and 1999              5

              Notes to Consolidated Financial Statements (Unaudited)      6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                14

PART II. OTHER INFORMATION
--------------------------

Item 1.       Legal Proceedings                                          15

Item 2.       Changes in Securities and Use of Proceeds                  15

Item 3.       Default Upon Senior Securities                             15

Item 4.       Submission of Matters to a Vote of Security Holders        15

Item 5.       Other Information                                          15

Item 6.       Exhibits and Reports on Form 8-K                           15

              Signature Page                                             16

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                                                                       March 31,   December 31,
                                                                                         2000          1999
                                                                                       ---------    ---------
                                                                                      (Unaudited)
ASSETS                                                                                      (In thousands)
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                                 $  18,976    $  22,057
     Interest-bearing deposits                                                            41,394       23,182
                                                                                       ---------    ---------
        Total cash and cash equivalents                                                   60,370       45,239

  Securities available for sale                                                          144,444      144,840
  Securities held to maturity                                                             37,787       38,802
  Loans receivable, net of allowance for loan losses                                     606,198      608,369
  Accrued interest receivable                                                              3,346        3,788
  Premises and equipment, net                                                             24,740       24,939
  Real estate held for investment                                                          1,872        1,872
  Investment in and advances to real estate venture                                       12,943       11,633
  Real estate owned, net                                                                     557          494
  Federal Home Loan Bank stock - at cost                                                   7,009        7,009
  Other assets                                                                             6,513        5,989
                                                                                       ---------    ---------
        Total assets                                                                   $ 905,779    $ 892,974
                                                                                       =========    =========

LIABILITIES
  Deposits:
     Demand deposits                                                                   $  43,058    $  39,429
     NOW and statement savings                                                            85,490       76,073
     Savings deposits                                                                     35,847       34,466
     Money market deposits                                                                94,990      100,299
     Certificates of deposit                                                             377,019      363,676
                                                                                       ---------    ---------
         Total deposits                                                                  636,404      613,943

  Mortgage-backed bond - net                                                              14,277       14,508
  Advances from Federal Home Loan Bank                                                   128,750      140,186
  Advances by borrowers for taxes and insurance                                            3,486        1,403
  Other liabilities                                                                        7,173        7,233
                                                                                       ---------    ---------
        Total liabilities                                                                790,090      777,273
                                                                                       ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 authorized shares, no shares issued              --           --
  Common stock ($1 par value): 60,000,000 authorized shares; 9,289,808 and 9,319,873
    shares outstanding at March 31, 2000 and December 31, 1999, respectively              10,571       10,571
  Additional paid-in capital                                                              93,816       93,744
  Retained income - substantially restricted                                              38,695       37,869
  Common stock purchased by Employee Stock Ownership Plan                                 (4,551)      (4,722)
  Common stock issued to Recognition and Retention Plans                                  (2,442)      (2,586)
  Accumulated other comprehensive income                                                  (3,432)      (3,358)
  Treasury stock, at cost:  1,281,332 and 1,251,267 shares at March 31, 2000 and
    December 31, 1999, respectively                                                      (16,968)     (15,817)
                                                                                       ---------    ---------
        Total shareholders' equity                                                       115,689      115,701
                                                                                       ---------    ---------
        Total liabilities and shareholders' equity                                     $ 905,779    $ 892,974
                                                                                       =========    =========

See notes to consolidated financial statements.


COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                                  For the three months
                                                                     ended March 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                                        (Unaudited)
                                                                  (Dollars in thousands
                                                                  except per share data)
Interest income:
  Loans                                                       $     11,667    $     10,424
  Securities                                                         3,187           2,483
  Other interest and dividend income                                   684           1,095
                                                              ------------    ------------
     Total interest income                                          15,538          14,002
                                                              ------------    ------------

Interest expense:
  Deposits                                                           6,054           5,525
  Advances from Federal Home Loan Bank and other borrowings          2,343           1,621
                                                              ------------    ------------
     Total interest expense                                          8,397           7,146
                                                              ------------    ------------
Net interest income                                                  7,141           6,856
Provision for loan losses                                              150             322
                                                              ------------    ------------
Net interest income after provision for loan losses                  6,991           6,534
                                                              ------------    ------------

Other income:
 Servicing income and other fees                                        89              80
 NOW account and other customer fees                                   812             851
 Net gain (loss) on real estate owned                                    4             (12)
 Equity in net loss of real estate venture                             (75)             --
 Miscellaneous                                                         101              59
                                                              ------------    ------------
     Total other income                                                931             978
                                                              ------------    ------------

Operating expense:
 Employee compensation and benefits                                  3,136           2,860
 Occupancy and equipment                                             1,471           1,534
 Advertising and promotion                                             235             288
 Federal deposit insurance premium                                      31              88
 Miscellaneous                                                         947             831
                                                              ------------    ------------
     Total operating expense                                         5,820           5,601
                                                              ------------    ------------

Income before provision for  income taxes                            2,102           1,911
Provision for income taxes                                             495             526
                                                              ------------    ------------
Net income                                                    $      1,607    $      1,385
                                                              ============    ============
Earnings per share - basic                                    $       0.19    $       0.14
                                                              ============    ============
Earnings per share - diluted                                  $       0.18    $       0.14
                                                              ============    ============
Weighted average common shares outstanding - basic               8,627,615       9,920,292
                                                              ============    ============
Weighted average common shares outstanding - diluted             8,893,535      10,177,050
                                                              ============    ============


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH  31, 2000 (UNAUDITED) AND
FOR THE YEAR ENDED DECEMBER 31, 1999

                                            ---------------------------------------------------------------------------------------
                                                                Retained     Employee Recognition Accumulated
                                                     Additional  Income-      Stock      and        Other
                                             Common   Paid-In  Substantially Ownership Retention Comprehensive Treasury
                                             Stock    Capital  Restricted     Plan      Plans       Income      Stock    Total
                                            ---------------------------------------------------------------------------------------
                                                                             (In Thousands)
Balance - December 31, 1998                 $10,549   $93,268    $35,545    $(5,407)   $  (237)   $  (432)    $     --    $ 133,286
Net income for the year ended
   December  31, 1999                            --        --      6,534         --                                 --        6,534
Other comprehensive income:
Unrealized decrease in market value
   of assets available for sale
     (net of income taxes)                       --        --         --         --         --     (2,926)          --       (2,926)
                                                                                                                          ---------
Comprehensive income                                                                                                          3,608

Stock options exercised                          22        99         --         --         --         --           88          209
Shares committed to be released -
   Employee Stock Ownership Plan and
      Recognition and Retention Plans            --       371         --        685        539         --           --        1,595
Purchase of common stock by 1999 and 1995
       Recognition and Retention Plans           --        60        (95)        --     (2,888)        --           --       (2,923)
Cost of stock issuance                           --       (54)        --         --         --         --           --          (54)
Purchase of treasury stock                       --        --         --         --         --         --      (15,905)     (15,905)
Dividends declared                               --        --     (4,115)        --         --         --           --       (4,115)
                                            ---------------------------------------------------------------------------------------

Balance - December 31, 1999                  10,571    93,744     37,869     (4,722)    (2,586)    (3,358)     (15,817)     115,701
Net income for the three months ended
   March 31, 2000                                --        --      1,607         --                    --           --        1,607
Other comprehensive income:
Unrealized decrease in market value
   of assets available for sale
      (net of income taxes)                      --        --         --         --         --        (74)          --          (74)
                                                                                                                          ---------
Comprehensive income                                                                                                          1,533

Stock options exercised                          --        --         --         --         --         --          675          675
Amortization of deferred compensation -
Employee
   Stock Ownership Plan and Recognition
      and Retention Plans                        --        72         --        171        144         --           --          387
Stock benefit plan tax adjustment                --        --        160         --         --         --           --          160
Purchase of treasury stock                       --        --         --         --         --         --       (1,826)      (1,826)
Dividends declared                               --        --       (941)        --         --         --           --         (941)
                                            ---------------------------------------------------------------------------------------
Balance - March 31, 2000 (unaudited)        $10,571   $93,816    $38,695    $(4,551)   $(2,442)   $(3,432)    $(16,968)   $ 115,689
                                            =======================================================================================

See notes to consolidated financial statements.


COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                                                                    For the three months ended
                                                                                            March 31,
                                                                                        2000          1999
                                                                                      ---------    ---------
                                                                                             (Unaudited)
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $   1,607    $   1,385
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            553          623
   ESOP and Recognition and Retention Plans compensation expense                            547          253
   Accretion of discounts, amortization of premiums, and other deferred yield items        (434)        (298)
   Provision for loan losses                                                                150          322
 (Increase) decrease in other assets                                                       (145)          53
 Increase in other liabilities                                                            2,084        4,293
                                                                                      ---------    ---------

      Net cash from operating activities                                                  4,362        6,631
                                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in loans                                                                      9,521      (23,354)
 Principal payments, calls and maturities received on securities and FHLB stock           2,342       16,149
 Purchases of:
   Loans and participations                                                              (7,500)      (6,000)
   Securities available for sale and FHLB stock                                            (632)     (23,367)
   Premises and equipment, net                                                             (238)        (438)
 Investment in real estate venture                                                       (1,310)          --
                                                                                      ---------    ---------

      Net cash from investing activities                                                  2,183      (37,010)
                                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                                     22,461      (10,388)
 Repayments, calls of advances from Federal Home Loan Bank                              (11,436)      (2,124)
 Purchase of treasury stock                                                              (1,826)          --
 Proceeds from exercise of stock options                                                    675           --
 Payments made on mortgage-backed bond                                                     (347)        (346)
 Dividends paid                                                                            (941)      (1,155)
                                                                                      ---------    ---------

      Net cash from financing activities                                                  8,586      (14,013)
                                                                                      ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     15,131      (44,392)
CASH AND CASH EQUIVALENTS, beginning of period                                           45,239      117,015
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                              $  60,370    $  72,623
                                                                                      =========    =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its subsidiary Community Savings, F. A. (the "Association"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for the interim periods presented herein. The results for interim periods are not necessarily indicative of trends or results to be expected for the full fiscal year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Bankshares' Annual Report to Shareholders for the year ended December 31, 1999.

      RECLASSIFICATIONS - Certain items in the 1999 financial statements and the notes thereto have been reclassified to conform with the 2000 presentation.

 2.   LOANS RECEIVABLE

      Loans receivable consists of the following:

                                                      March 31,     December 31,
                                                         2000           1999
                                                      ---------      ---------
                                                            (In thousands)
      Real estate loans:
        Residential 1-4 family                         $ 443,179      $ 420,845
        Residential 1-4 family construction              107,579        105,282
        Multi-family                                       6,858         11,135
        Multi-family construction                         23,782         17,251
        Land                                              21,147         50,885
        Commercial                                        29,295         28,626
        Commercial construction                            9,307          9,633
                                                       ---------      ---------
           Total real estate loans                       641,147        643,657
                                                       ---------      ---------

      Non-real estate loans:
        Consumer                                          13,652         12,685
        Commercial business                               10,655         11,409
                                                       ---------      ---------
           Total non-real estate loans                    24,307         24,094
                                                       ---------      ---------
           Total loans receivable                        665,454        667,751

        Undisbursed loan proceeds                        (56,813)       (56,948)
        Unearned discount and premium and
           net deferred loan fees and costs                1,577          1,489
        Allowance for loan losses                         (4,020)        (3,923)
                                                       ---------      ---------
     Total loans receivable,  net                      $ 606,198      $ 608,369
                                                       =========      =========

      An analysis of the changes in the allowance for loan losses is as follows:

                                                         For the three months
                                                             ended March 31,
                                                         2000             1999
                                                       -------          -------
                                                           (In thousands)

      Balance, beginning of period                     $ 3,923          $ 3,160
      Provision charged to income                          150              322
      Losses charged to allowance                          (53)             (44)
      Recoveries                                            --               --
                                                       -------          -------
      Balance, end of period                           $ 4,020          $ 3,438
                                                       =======          =======

      The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". At March 31, 2000 and December 31, 1999, impaired loans totaled $521,000 and $5,000, respectively.

3.    REAL ESTATE OWNED

      Real estate owned consists of the following:
                                                        March 31,   December 31,
                                                          2000          1999
                                                         -----         -----
                                                            (In thousands)

      Real estate owned                                  $ 563         $ 500
      Less allowance for loss                                6             6
                                                         -----         -----
      Total real estate owned                            $ 557         $ 494
                                                         =====         =====

      Changes in allowance for loss on real estate owned are as follows:

                                                         For the three months
                                                            ended March 31,
                                                         2000            1999
                                                         ----            ----
                                                             (In thousands)

      Balance, beginning of period                       $  6            $ 36
      Provision charged to income                          --               5
      Losses charged to allowance                          --              (9)
                                                         ----            ----
      Balance, end of period                             $  6            $ 32
                                                         ====            ====

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

The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, non-interest-bearing liabilities and capital, together with the yields earned or rates paid on such interest rate-sensitive instruments. The Association manages interest rate risk exposure by matching, in part, asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by utilizing comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

The Association has two wholly-owned subsidiaries. ComFed, Inc. ("ComFed"), formed in 1971, does business as Community Insurance Agency, selling mortgage life insurance and receiving income and incurring related expenses from the sale of third party mutual funds and annuities. Palm River Development Co., Inc. ("Palm River"), incorporated in 1999, is engaged in a real estate development joint venture in Indian River County.

Management believes the success of the Association as a community-oriented financial institution depends on building long-term relationships with its customers while meeting their current financial needs. Goals for 2000 include aggressively pursuing new loan opportunities in its market area of Palm Beach, Martin, St. Lucie and Indian River counties, funding the resulting increase in the asset base primarily with deposit growth. While management will still look for suitable locations for new branch offices, they will also evaluate the effectiveness of our existing branch network. In addition, management will continue to focus on improving the efficiency ratio, through cost reduction and enhanced fee income strategies. As part of the continued implementation of this strategy, the Board of Directors of the Association has taken steps to terminate the Association's defined benefit plan and replace it with a 401(k) defined contribution plan. As a result of the termination of the defined benefit plan, the Association expects to recognize a one-time gain in the second quarter estimated to be approximately $1.0 million. However, in connection with the final settlement of the plan, which will not occur until receipt of a favorable termination letter from the Internal Revenue Service, the Association expects to incur in the fourth quarter a settlement expense currently estimated to amount to $500,000.

                         LIQUIDITY AND CAPITAL RESOURCES

The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives. A major portion of the Association's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities.

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 14.1% during the three months ended March 31, 2000 while liquidity ratios averaged 14.7% for the year ended December 31, 1999.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $40.0 million at March 31, 2000. Other assets qualifying for liquidity outstanding at March 31, 2000 amounted to $47.7 million. For additional information about cash flows from operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the consolidated financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $128.8 million at March 31, 2000.

At March 31, 2000, commitments to originate and purchase loans totaled $11.3 million and $21.1 million, respectively. The unfunded portion of consumer lines of credit totaled $13.4 million and available commercial lines and letters of credit totaled $9.6 million. Certificates of deposit scheduled to mature in less than one year totaled $279.2 million at March 31, 2000. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                              RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                     GENERAL

Net income for the quarter ended March 31, 2000 was $1.6 million, or $0.18 diluted earnings per share, a $222,000 increase from $1.4 million, or $0.14 diluted earnings per share, for the quarter ended March 31, 1999. The increase in net income was primarily the result of a $285,000 increase in net interest income combined with a $172,000 decrease in the provision for loan losses, offset in part by a $219,000 increase in operating expense.

                               NET INTEREST INCOME

Net interest income increased to $7.1 million for the quarter ended March 31, 2000 from $6.9 million for the same period in 1999 primarily as a result of a $39.9 million increase in average interest-earning assets to $827.6 million for the three months ended March 31, 2000 from $787.7 million for the same period in the prior year, reflecting the increase in the average balances of the loan and investment portfolios. In addition, the average yield on interest-earning assets increased by 40 basis points to 7.51% for the three months ended March 31, 2000 from 7.11% for the 1999 period due to the rising interest rate environment since early 1999. The increase in net interest income was partially offset by an increase in the average cost of interest-bearing liabilities to 4.35% for the three months ended March 31, 2000 from 4.11% for the 1999 period, primarily as a result of the increased weighted average cost of deposits to 3.88% for the quarter ended March 31, 2000 from 3.75% for the same period in 1999. The Association used higher costing odd-term certificates of deposit during the first quarter of 2000 to maintain existing customers as well as to attract new deposits, resulting in an increased cost of deposits reflecting the change in the composition of the deposit portfolio. The dollar balance of total certificates of deposit, which have a higher cost to the Association, increased by 3.7%, while the dollar balance of lower costing core deposits (consisting of checking, NOW, statement, passbook, and money market deposit accounts) increased by 3.6%. The Association will continue to emphasize lower costing core deposit products to its customers to establish a complete deposit relationship. In addition, average interest-bearing liabilities increased $76.1 million to $772.4 million for the three months ended March 31, 2000 from $696.3 million for the same period in 1999. The increase in average interest-bearing liabilities reflected $33.4 million and $42.7 million higher average balances for the Association's deposit portfolio and borrowed funds, respectively, for the quarter ended March 31, 2000 as the Association used such funds to support its expanding lending program.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and the actual loss experience, as well as guidelines applied by the OTS. The provision for loan losses was $150,000 for the quarter ended March 31, 2000, as compared to $322,000 for the quarter ended March 31, 1999 primarily due to management's assessment that the allowance for loan losses needed to be increased to a greater extent in the 1999 period. The allowance for loan losses as a percentage of net loans receivable was 0.66% and 0.60% at March 31, 2000 and 1999, respectively.

                                  OTHER INCOME

Other income consists of servicing income and fee income, service charges, gains or losses on the sales of securities available for sale and other assets. Other income decreased $47,000 to $931,000 for the quarter ended March 31, 2000, from $978,000 for the same period in 1999, primarily due to a $75,000 net loss in the Palm River real estate joint venture for the three months ended March 31, 2000. The joint venture began operations in July 1999 and is expected to begin sales of developed lots during the third quarter of 2000. For further information on this project, see "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 1999 Annual Report.

                                OPERATING EXPENSE

Operating expense increased $219,000 to $5.8 million for the three month period ended March 31, 2000 from $5.6 million for the same period in 1999. Employee compensation and benefits increased $276,000 during the quarter ended March 31, 2000 as compared to the same period in 1999. The increase primarily reflected increased compensation resulting from merit increases implemented in connection with the Association's annual review of its compensation structure for all employees and officers. As a result of such review, it was determined to increase salaries at a greater level than prior periods in order to improve the Association's ability to compete for, and retain high quality employees.

In addition, pension costs increased by $68,000 for the 2000 period as compared to the 1999 period due to higher actuarial accruals for 2000. In April 2000, as part of the 2000 strategic plan, the Board of Directors of the Association took steps to terminate the Association's defined benefit plan and replace it with a 401(k) defined contribution plan. As a result of the termination of the defined benefit plan, Bankshares expects to recognize a one-time gain in the second quarter of 2000 estimated to be approximately $1.0 million. However, in connection with the final settlement of the plan, which will not occur until receipt of a favorable termination letter from the Internal Revenue Service, Bankshares expects to incur in the fourth quarter a settlement expense currently estimated to amount to $500,000.

Occupancy and equipment costs decreased $63,000 for the three months ended March 31, 2000 as compared to the same period in 1999. In addition, advertising and marketing expense decreased $53,000 during the quarter ended March 31, 2000 as compared to the same quarter in 1999. Miscellaneous expense increased $116,000 for the quarter ended March 31, 2000. The 1999 period reflected a reversal of a $127,000 loss reserve previously recorded which was recovered from an insurance company as a result of the settlement of an employee defalcation claim.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $495,000 for the three months ended March 31, 2000 as compared to $526,000 for the same period in 1999 reflecting primarily the increased benefit from tax credits totaling $134,000 resulting from the Association's investment in an affordable housing partnership during the quarter ended March 31, 2000 as compared to $124,000 for the same period in 1999.

                               FINANCIAL CONDITION

                  MARCH 31, 2000 COMPARED TO DECEMBER 31, 1999

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                         March 31,   December 31,  Increase
                                                           2000         1999      (Decrease)
                                                         --------     --------     --------
                                                       (Unaudited)
                                                                    (In thousands)
Assets:
   Total assets                                          $905,779     $892,974     $ 12,805
   Cash and cash equivalents                               60,370       45,239       15,131

   Securities portfolio:
      Securities available for sale                       144,444      144,840         (396)
      Securities held to maturity                          37,787       38,802       (1,015)
                                                         --------     --------     --------
   Total securities portfolio                             182,231      183,642       (1,411)

    Loans receivable, net                                 606,198      608,369       (2,171)
    Investments in and advances to real estate venture     12,943       11,633        1,310
    Real estate owned, net                                    557          494           63

Liabilities and Shareholders' Equity:
  Total liabilities                                       790,090      777,273       12,817
  Deposits                                                636,404      613,943       22,461
  Federal Home Loan Bank advances                         128,750      140,186      (11,436)
  Advances by borrowers for taxes and insurance             3,486        1,403        2,083
  Shareholders' equity                                    115,689      115,701          (12)

Total assets increased $12.8 million to $905.8 million at March 31, 2000, as compared to $893.0 million at December 31, 1999 primarily due to a $15.1 million increase in cash and cash equivalents to $60.4 million at March 31, 2000 from $45.2 million at December 31, 1999, partially offset by a $1.4 million net decrease in the securities portfolio (which includes securities available for sale and held to maturity) to $182.2 million at March 31, 2000 from $183.6 million at December 31, 1999, and a $2.2 million decrease in loans receivable to $606.2 million at March 31, 2000 from $608.4 million at December 31, 1999. The increase in cash and cash equivalents was funded in part by a $22.5 million net increase in deposits to $636.4 million at March 31, 2000 from $613.9 million at December 31, 1999. In addition, FHLB advances decreased $11.4 million, totaling $128.8 million and $140.2 million at March 31, 2000 and December 31, 1999, respectively.

The securities portfolio net decrease of $1.4 million primarily reflects $632,000 in purchases of new securities available for sale offset by scheduled principal reductions and amortization of premiums and discounts amounting to $2.0 million.

As a result of continued emphasis on expanded lending activities, loan originations totaled $46.7 million and included loans secured by residential one- to four-family properties totaling $40.4 million, commercial real estate properties totaling $1.5 million, consumer loans totaling $1.6 million and commercial business loans totaling $2.7 million. The originations and purchases of $7,5 million were offset by sales and repayments of $7.5 million and $48.0 million, respectively. Repayments included the payoff of a $21.0 million loan secured by land.

Real estate owned increased $63,000 to $557,000 at March 31, 2000, from $494,000 at December 31, 1999, primarily due to a residential foreclosed property offset by the sale of a non-residential property.

Total liabilities increased $12.8 million to $790.1 million at March 31, 2000, from $777.3 million at December 31, 1999. Total deposits increased by $22.5 million to $636.4 million at March 31, 2000 from $613.9 million at December 31, 1999. The increase in deposits reflected increases of $9.1 million and $13.4 million in core deposits (which include demand, NOW, savings, and money market deposit accounts) and certificates of deposits, respectively. The weighted average yield paid on deposits increased to 4.02% at March 31, 2000 as compared to 3.95% at December 31, 1999 in the rising-interest rate environment experienced during 2000. Federal Home Loan Bank advances decreased $11.4 million to $128.8 million at March 31, 2000 from $140.2 million at December 31, 1999. The decreases included the call and payoff of $10.0 million and $400,000 advances, respectively, as well as $1.0 million of normal amortization. There were no new advances during the first quarter of 2000 due to the adequacy of deposit inflows and loan repayments to fund loan originations.

Total equity, which totaled $115.7 million at March 31, 2000, decreased $12,000 from December 31, 1999, reflecting the purchase of treasury stock totaling $1.8 million, the declaration of dividends totaling $941,000 and a net decrease in the market value of assets available for sale of $74,000, offset in part by net income for the three months of $1.6 million, stock options exercised totaling $675,000, and the amortization of deferred compensation represented by stock benefit plans totaling $387,000. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at March 31, 2000 are as follows:

                                                                                         To be Considered
                                                                                               Well
                                                                      For                   Capitalized
                                                                    Capital                 for Prompt
                                                                    Adequacy             Corrective Action
                                           Actual                   Purposes                Provisions
                                    ------------------        ------------------        -------------------
                                    Ratio       Amount        Ratio       Amount        Ratio        Amount
                                    -----       ------        -----       ------        -----        ------
                                                              (Dollars in thousands)
As of March 31, 2000:
Total Risk-Based Capital
  (to Risk-weighted Assets)          17.5%     $ 82,471         8.0%     $ 37,787        10.0%      $ 47,234
Core (Tier 1) Capital
  (to Adjusted Tangible Assets)       8.8        78,589         4.0        35,549         5.0         44,436
Core (Tier 1) Capital
  (to Risk-weighted Assets)          16.6        78.589         4.0        18,894         6.0         28,341

As of March 31, 2000, adjusted tangible assets and risk-weighted assets were $888.7 million and $472.3 million, respectively.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans within the meaning of SFAS No. 15 at March 31, 2000 or December 31, 1999.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:

                                                        March 31,   December 31,
                                                          2000         1999
                                                         ------       ------
                                                             (In thousands)
Non-performing loans:
Residential real estate:
  Loans 60 to 89 days delinquent                         $   98       $  426
  Loans more than 89 days delinquent                        652        1,015

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                             55           --
  Loans more than 89 days delinquent                         --            5

Consumer and commercial business:
  Loans 60 to 89 days delinquent                             --           --
  Loans more than 89 days delinquent                          3           12

Land:
  Loans 60 to 89 days delinquent                             --           --
  Loans more than 89 days delinquent                          7            7

REO, net of related allowance                               557          494
Other repossessed assets                                     --           --
Loans to facilitate sale of REO                             233          234
                                                         ------       ------
Total                                                    $1,605       $2,193
                                                         ======       ======

                            YEAR 2000 CONSIDERATIONS

Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use data for the Year 2000 or later. These potential shortcomings could result in a system failure or miscalculations causing disruptions of operation, including among other things, a temporary inability to process transactions, track important customer information, provide convenient access to this information, or engage in normal business operations. While lingering concern exists about certain dates during the Year 2000, the most significant date, January 1, 2000, passed without material incident. As a result of its diligent efforts, Bankshares is pleased to report no interruptions of business or financial losses resulting from Year 2000 issues.

Please be advised that this portion of this Quarterly Report is designated as a year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act (Public Law 105-271, October 19, 1998). It is intended for informational purposes only and is not intended to be a representation or warranty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of Bankshares' asset and liability management policies as well as the potential impact of interest rate changes upon the market value of Bankshares' portfolio equity, see "Management's Discussion and Analysis - Market Risk Analysis" and -"Market Value of Portfolio Equity" in Bankshares' Annual Report to Shareholders. There has been no material change in Bankshares' asset and liability position or the market value of Bankshares' portfolio equity since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are various claims and lawsuits in which Bankshares or the Association are periodically involved incidental to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Bankshares held it Annual Meeting of Shareholders on April 26, 2000. Of the 9,292,508 shares eligible to vote, 8,065,760 shares or 86.8%, were represented in person or by proxy at the meeting.

         The shareholders acted on the following two matters at the Annual Meeting, approving each of such matters.

         1. The election of Karl D. Griffin and Harold I. Stevenson, CPA, to serve as directors for terms of three years expiring in 2003 and John Sheldon Clark to serve as director for a one-year term expiring in 2001.

                                             For        Number of Votes Withheld     Not Voted
                                             ---        ------------------------     ---------
            Karl D. Griffin               7,140,914             924,846              1,247,587
            Harold I. Stevenson, CPA      7,166,330             899,430              1,247,587
            John Sheldon Clark            7,882,723             183,037              1,247,587

         2. The ratification of the appointment of Crowe Chizek and Company LLP as independent auditors for fiscal year 2000.

                                     For       Against     Abstain     Not Voted
                                     ---       -------     -------     ---------
            Number of Votes       7,939,285     86,998      39,477     1,247,587

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         10.1   Amended and Restated 1995 Stock Option Plan
         10.2   Amended and Restated 1995 Recognition and Retention Plan for
                Employees and Outside Directors
         10.3   Amended and Restated 1999 Stock Option Plan
         10.4   Amended and Restated 1999 Recognition and Retention Plan and
                Trust Agreement
         10.8   Amended and Restated Supplemental Retirement Income Plan
         27     Financial Data Schedule.

(b)      CURRENT REPORTS ON FORM 8-K.

         None during the reporting period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COMMUNITY SAVINGS BANKSHARES, INC.




                                           /s/ JAMES B. PITTARD, JR.
                                           ------------------------------
Date:    May 2, 2000                       James B. Pittard, Jr.
                                           President and Chief Executive Officer


Date:    May 2, 2000                       /s/ LARRY J. BAKER
                                           ------------------------------
                                           Larry J. Baker
                                           Senior Vice President and Treasurer