Form 10-Q
period 2000-06-30
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2000-08-02
CIK 1068725

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: JUNE 30, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________  to _________________


                        Commission File Number 000-29460
                                               ---------

                       COMMUNITY SAVINGS BANKSHARES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       65-0870004
-------------------------------------             -----------------------------
  (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

          660 US Highway One
         North Palm Beach, FL                                 33408
----------------------------------------          ------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE                         (ZIP CODE)
               OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (561) 881-2212
                                                           ---------------

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 24, 2000, there were 9,247,608 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                             PAGE
-----------------------------                                             ----

Item 1.       Financial Statements
              Consolidated Statements of Financial Condition as of
              June 30, 2000 (Unaudited) and December 31, 1999               2

              Consolidated Statements of Operations (Unaudited) for
              the three and six months ended June 30, 2000 and 1999         3

              Consolidated Statements of Changes in Shareholders'
              Equity for the six months ended June 30, 2000
              (Unaudited) and for the year ended December 31, 1999          4

              Consolidated Statements of Cash Flows (Unaudited) for
              the six months ended June 30, 2000 and 1999                   5

              Notes to Consolidated Financial Statements (Unaudited)        6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk   14

PART II. OTHER INFORMATION
--------------------------

Item 1.       Legal Proceedings                                            15

Item 2.       Changes in Securities and Use of Proceeds                    15

Item 3.       Default Upon Senior Securities                               15

Item 4.       Submission of Matters to a Vote of Security Holders          15

Item 5.       Other Information                                            15

Item 6.       Exhibits and Reports on Form 8-K                             15

              Signature Page                                               16

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                                                                        June 30,   December 31,
                                                                                          2000         1999
                                                                                       ---------    ---------
                                                                                      (Unaudited)
ASSETS                                                                                      (In thousands)
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                                 $  21,756    $  22,057
     Interest-bearing deposits                                                            18,070       23,182
                                                                                       ---------    ---------
        Total cash and cash equivalents                                                   39,826       45,239

  Securities available for sale                                                          143,378      144,840
  Securities held to maturity                                                             36,514       38,802
  Loans receivable, net                                                                  658,995      608,369
  Accrued interest receivable                                                              3,941        3,788
  Premises and equipment, net                                                             25,007       24,939
  Real estate held for investment                                                          2,161        1,872
  Investment in and advances to real estate venture                                       13,332       11,633
  Real estate owned, net                                                                     463          494
  Federal Home Loan Bank stock - at cost                                                   8,063        7,009
  Other assets                                                                             6,509        5,989
                                                                                       ---------    ---------
        Total assets                                                                   $ 938,189    $ 892,974
                                                                                       =========    =========

LIABILITIES
  Deposits:
     Demand deposits                                                                   $  43,456    $  39,429
     NOW and statement savings                                                            79,050       76,073
     Savings deposits                                                                     36,000       34,466
     Money market deposits                                                                87,163      100,299
     Certificates of deposit                                                             393,398      363,676
                                                                                       ---------    ---------
         Total deposits                                                                  639,067      613,943

  Mortgage-backed bond,  net                                                              14,045       14,508
  Advances from Federal Home Loan Bank                                                   156,250      140,186
  Advances by borrowers for taxes and insurance                                            6,140        1,403
  Other liabilities                                                                        5,777        7,233
                                                                                       ---------    ---------
        Total liabilities                                                                821,279      777,273
                                                                                       ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 shares authorized, no shares issued              --           --
  Common stock ($1 par value): 60,000,000 shares authorized; 9,247,608 and 9,319,873
    shares outstanding at June 30, 2000 and December 31, 1999, respectively               10,571       10,571
  Additional paid-in capital                                                              93,867       93,744
  Retained income - substantially restricted                                              39,753       37,869
  Common stock purchased by Employee Stock Ownership Plan                                 (4,380)      (4,722)
  Common stock issued to or purchased by Recognition and Retention Plans                  (2,192)      (2,586)
  Accumulated other comprehensive income                                                  (3,300)      (3,358)
  Treasury stock, at cost: 1,323,532 and 1,251,267 shares at June 30, 2000 and
    December 31, 1999, respectively                                                      (17,409)     (15,817)
                                                                                       ---------    ---------
        Total shareholders' equity                                                       116,910      115,701
                                                                                       ---------    ---------
        Total liabilities and shareholders' equity                                     $ 938,189    $ 892,974
                                                                                       =========    =========

See notes to consolidated financial statements.


COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                                   For the three months            For the six months
                                                                      ended June 30,                 ended June 30,
                                                              ----------------------------    ----------------------------
                                                                  2000            1999            2000            1999
                                                              ------------    ------------    ------------    ------------
                                                                                      (Unaudited)
                                                                       (Dollars in thousands except per share data)
Interest income:
  Loans                                                       $     12,350    $     11,103    $     24,017    $     21,527
  Securities                                                         3,104           2,599           6,291           5,082
  Other interest and dividend income                                   572             782           1,256           1,877
                                                              ------------    ------------    ------------    ------------
     Total interest income                                          16,026          14,484          31,564          28,486
                                                              ------------    ------------    ------------    ------------

Interest expense:

  Deposits                                                           6,313           5,372          12,367          10,897
  Advances from Federal Home Loan Bank and other borrowings          2,576           1,724           4,919           3,345
                                                              ------------    ------------    ------------    ------------
     Total interest expense                                          8,889           7,096          17,286          14,242
                                                              ------------    ------------    ------------    ------------
Net interest income                                                  7,137           7,388          14,278          14,244
Provision for loan losses                                               75             195             225             517
                                                              ------------    ------------    ------------    ------------
Net interest income after provision for loan losses                  7,062           7,193          14,053          13,727
                                                              ------------    ------------    ------------    ------------

Other income:

 Servicing income and other fees                                        68             110             157             190
 NOW account and other customer fees                                   874             855           1,686           1,706
 Net gain (loss) on real estate owned                                   21             (44)             25             (56)
 Loss on write down of securities available for sale                  (138)             --            (138)             --
 Equity in net loss of real estate venture                            (125)             --            (200)             --
 Net gain on termination of defined benefit plan                       922              --             922              --
 Miscellaneous                                                          84              73             185             132
                                                              ------------    ------------    ------------    ------------
     Total other income                                              1,706             994           2,637           1,972
                                                              ------------    ------------    ------------    ------------

Operating expense:

 Employee compensation and benefits                                  3,099           3,093           6,235           5,953
 Occupancy and equipment                                             1,476           1,400           2,947           2,934
 Advertising and promotion                                             144             204             379             492
 Federal deposit insurance premium                                      31              85              62             173
 Miscellaneous                                                         802             920           1,749           1,751
                                                              ------------    ------------    ------------    ------------
     Total operating expense                                         5,552           5,702          11,372          11,303
                                                              ------------    ------------    ------------    ------------

Income before provision for  income taxes                            3,216           2,485           5,318           4,396
Provision for income taxes                                           1,216             760           1,711           1,286
                                                              ------------    ------------    ------------    ------------
Net income                                                    $      2,000    $      1,725    $      3,607    $      3,110
                                                              ============    ============    ============    ============


Basic earnings per share                                      $       0.23    $       0.17    $       0.42    $       0.31
                                                              ============    ============    ============    ============
Diluted earnings per share                                    $       0.23    $       0.17    $       0.41    $       0.30
                                                              ============    ============    ============    ============
Weighted average common shares outstanding - basic               8,610,356       9,942,287       8,618,986       9,931,442
                                                              ============    ============    ============    ============
Weighted average common shares outstanding - diluted             8,850,132      10,346,608       8,865,108      10,334,827
                                                              ============    ============    ============    ============

See notes to consolidated financial statements.


COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (UNAUDITED) AND
FOR THE YEAR ENDED DECEMBER 31, 1999

                                          -----------------------------------------------------------------------------------------
                                                                 Retained    Employee  Recognition  Accumulated
                                                    Additional    Income-      Stock       and         Other
                                            Common   Paid-In  Substantially Ownership  Retention  Comprehensive Treasury
                                             Stock   Capital    Restricted     Plan       Plans       Income      Stock     Total
                                          -----------------------------------------------------------------------------------------
                                                                             (In thousands)

Balance - December 31, 1998                $10,549   $93,268    $35,545     $(5,407)   $  (237)     $  (432)   $     --   $133,286
Net income for the year ended
  December 31, 1999                             --        --      6,534          --         --           --          --      6,534
Other comprehensive income:
  Unrealized decrease in market
    value of assets available for
    sale (net of income taxes)                  --        --         --          --         --       (2,926)         --     (2,926)
                                                                                                                          --------
Comprehensive income                                                                                                         3,608

Stock options exercised                         22        99         --          --         --           --          88        209
Shares committed to be released -
    Employee Stock Ownership Plan and
    Recognition and Retention Plans             --       371         --         685        539           --          --      1,595
Purchase of common stock by 1999 and 1995
    Recognition and Retention Plans             --        60        (95)         --     (2,888)          --          --     (2,923)
Cost of stock issuance                          --       (54)        --          --         --           --          --        (54)
Purchase of treasury stock                      --        --         --          --         --           --     (15,905)   (15,905)
Dividends declared                              --        --     (4,115)         --         --           --          --     (4,115)
                                          -----------------------------------------------------------------------------------------

Balance - December 31, 1999                 10,571    93,744     37,869      (4,722)    (2,586)      (3,358)    (15,817)   115,701
Net income for the six months ended
    June 30, 2000                               --        --      3,607          --         --           --          --      3,607
Other comprehensive income:
  Unrealized increase in market value
    of assets available for sale
    (net of income taxes)                       --        --         --          --         --           58          --         58
                                                                                                                          --------
Comprehensive income                                                                                                         3,665

Stock options exercised                         --        --         --          --         --           --         675        675
Shares committed to be released -
    Employee Stock Ownership Plan and
    Recognition and Retention Plans             --       123         --         342        394           --          --        859
Stock benefit plan tax adjustment               --        --        159          --         --           --          --        159
Purchase of treasury stock                      --        --         --          --         --           --      (2,267)    (2,267)
Dividends declared                              --        --     (1,882)         --         --           --          --     (1,882)
                                          -----------------------------------------------------------------------------------------
Balance - June 30, 2000 (unaudited)        $10,571   $93,867    $39,753     $(4,380)   $(2,192)     $(3,300)   $(17,409)  $116,910
                                          =========================================================================================

                                       4

See notes to consolidated financial statements.


COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                                        For the six months ended
                                                                                June 30,
                                                                         ----------------------
                                                                            2000         1999
                                                                         ---------    ---------
                                                                               (Unaudited)
                                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $   3,607    $   3,110
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             1,106        1,195
   ESOP and Recognition and Retention Plans compensation expense             1,018          661
   Accretion of discounts, amortization of premiums, and other
     deferred yield items                                                     (865)        (791)
   Provision for loan losses                                                   225          517
 Increase in other assets                                                     (642)        (810)
 Increase in other liabilities                                               3,200        7,105
                                                                         ---------    ---------

      Net cash from operating activities                                     7,649       10,987
                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:


 Net change in loans                                                       (22,345)     (50,947)
 Principal payments, calls and maturities received on
   securities and Federal Home Loan Bank stock                               5,386       25,246
 Purchases of:
   Loans and participations                                                (28,507)          --
   Securities available for sale and Federal Home Loan
   Bank stock                                                               (1,686)     (67,996)
   Premises and equipment, net and real estate held for
   investment, net                                                          (1,232)      (1,516)
 Investment in real estate venture                                          (1,699)          --
                                                                         ---------    ---------

      Net cash from investing activities                                   (50,083)     (95,213)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in deposits                                        25,124       (8,344)
 Advances from Federal Home Loan Bank                                       38,000       20,000
 Repayments, calls of advances from Federal Home Loan Bank                 (21,936)      (3,711)
 Purchase of treasury stock                                                 (2,267)          --
 Purchase of common stock by Recognition and Retention Plans                    --       (2,977)
 Proceeds from exercise of stock options                                       675           79
 Payments made on mortgage-backed bond                                        (693)        (692)
 Dividends paid                                                             (1,882)      (2,155)
                                                                         ---------    ---------

      Net cash from financing activities                                    37,021        2,200
                                                                         ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (5,413)     (82,026)
CASH AND CASH EQUIVALENTS, beginning of period                              45,239      117,015
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                 $  39,826    $  34,989
                                                                         =========    =========

                                       5

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

 2.  LOANS RECEIVABLE

     Loans receivable consists of the following:

                                                    June 30,       December 31,
                                                      2000             1999
                                                  -----------      -----------
                                                         (In thousands)
     Real estate loans:
        Residential 1-4 family                    $   493,963      $   420,845
        Residential 1-4 family construction           113,644          105,282
        Multi-family                                    6,853           11,135
        Multi-family construction                      26,654           17,251
        Land                                           20,046           50,885
        Commercial                                     31,834           28,626
        Commercial construction                         8,079            9,633
                                                  -----------      -----------
           Total real estate loans                    701,073          643,657
                                                  -----------      -----------

     Non-real estate loans:
        Consumer                                       14,163           12,685
        Commercial business                             9,124           11,409
                                                  -----------      -----------
           Total non-real estate loans                 23,287           24,094
                                                  -----------      -----------
           Total loans receivable                     724,360          667,751

        Undisbursed loan proceeds                     (63,326)         (56,948)
        Unearned discounts and premiums and
           net deferred loan fees and costs             1,799            1,489
        Allowance for loan losses                      (3,838)          (3,923)
                                                  -----------      -----------
     Total loans receivable,  net                 $   658,995      $   608,369
                                                  ===========      ===========

     An analysis of the changes in the allowance for loan losses is as follows:

                                                        For the six months
                                                          ended June 30,
                                                  ----------------------------
                                                      2000             1999
                                                  -----------      -----------
                                                         (In thousands)

     Balance, beginning of period                 $     3,923      $     3,160
     Provision charged to income                          225              517
     Losses charged to allowance                         (310)             (50)
     Recoveries                                            --               --
                                                  -----------      -----------
     Balance, end of period                       $     3,838      $     3,627
                                                  ===========      ===========

The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". At June 30, 2000 and December 31, 1999, impaired loans totaled $4.0 million and $5,000, net of write-downs of $244,000 and $0, respectively. Included in the $4.0 million of impaired loans at June 30, 2000, were two loans to a local builder, on a $2.1 million acquisition and development loan and the other a $1.5 million revolving construction line of credit loan, for the purpose of developing Phase I of a project to build 78 homes on an eight acre parcel of land in Palm Beach County. Due to slower sales than projected which resulted in reduced cash flows, the borrower notified the Association in May 2000 of its inability to make scheduled interest payments in the near future. In accordance with SFAS 114, management reversed all accrued but unpaid interest and placed the loans on non-accrual status. A fair value calculation was performed which estimated the value of existing collateral as of June 30, 2000 and indicated a fair market value in excess of the principal loan balances.

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

The Association has two wholly-owned subsidiaries. ComFed, Inc. ("ComFed"), formed in 1971, conducts business as Community Insurance Agency, selling mortgage life insurance and receiving income and incurring related expenses from the sale of third party mutual funds and annuities. Palm River Development Co., Inc. ("Palm River"), incorporated in 1999, is involved in a real estate development joint venture to construct and sell single-family lots, condominiums, carriage homes and patio homes on 117 acres of land located in Indian River County, Florida. Palm River's investment in and advances to the real estate joint venture totaled $13.3 million at June 30, 2000. During the preliminary stages of this construction project, the expected recognition of start-up costs created losses of $125,000 and $200,000 for the three and six months ended June 30, 2000, respectively. Management estimates that an additional loss will be incurred in the third quarter of 2000 but that the aggregate losses incurred during 2000 will be partially offset by gains recognized on projected developed lot closings expected to commence during the fourth quarter of 2000.

Management believes the success of the Association as a community-oriented financial institution depends on building long-term relationships with its customers while meeting their current financial needs. Goals for 2000 include aggressively pursuing new loan opportunities in its market area of Palm Beach, Martin, St. Lucie and Indian River counties, funding the resulting increase in the interest-earning assets primarily with deposit growth. While management will still look for suitable locations for new branch offices, they will also evaluate the effectiveness of the existing branch network. In addition, management will continue to focus on improving the efficiency ratio, through cost reduction and enhanced fee income strategies.

As previously announced, the Association's Board of Directors has taken steps to terminate the Association's defined benefit plan and replace it with a 401(k) defined contribution plan. As a result , the Association recognized a one-time $922,000 unusual gain, net of expenses, in the second quarter. However, in connection with the final settlement of the plan, which will not occur until the Association receives a favorable termination letter from the Internal Revenue Service, the Association currently estimates it will incur a $500,000 settlement expense in the fourth quarter of 2000.

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 12.4% during the six months ended June 30, 2000 while liquidity ratios averaged 14.7% for the year ended December 31, 1999.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $16.6 million at June 30, 2000. Other assets qualifying for liquidity outstanding at June 30, 2000 amounted to $50.6 million. For additional information about cash flows from operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the consolidated financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $156.3 million at June 30, 2000.

At June 30, 2000, commitments to originate loans totaled $7.7 million. The unfunded portion of consumer lines of credit totaled $8.1 million and available commercial lines and letters of credit totaled $10.1 million. Certificates of deposit scheduled to mature in less than one year totaled $342.6 million at June 30, 2000. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                              RESULTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                     GENERAL

Net income for the quarter ended June 30, 2000 was $2.0 million, or $0.23 diluted earnings per share, a $275,000 increase from $1.7 million, or $0.17 diluted earnings per share, for the quarter ended June 30, 1999. The increase in net income was primarily the result of an unusual gain on the termination of the Association's defined benefit plan as well as decreases of $120,000 and $150,000 in the provision for loan losses and operating expense, respectively. Such decreases were offset by decreases in net interest income and other income of $251,000 and $210,000, respectively.

                               NET INTEREST INCOME

Net interest income decreased to $7.1 million for the quarter ended June 30, 2000 from $7.4 million for the same period in 1999 primarily as a result of a decrease in the net interest rate spread to 3.05% for the quarter ended June 30, 2000 from 3.28% for the 1999 period. In the rising interest rate environment experienced during the three months ended June 30, 2000, the Company's interest-bearing liabilities repriced more rapidly than its interest-earning assets. As a result, the average cost of interest-bearing liabilities increased by 42 basis points, while the average yield on interest-earning assets increased by only 19 basis points. A 30 basis point increase in the average cost of deposits was responsible in large part for the increase in the cost of interest-bearing liabilities. The Association used higher costing odd-term certificates of deposit during the second quarter of 2000 to maintain existing customers as well as to attract new deposits needed to fund growth in the loan portfolio, resulting in not only an increased cost of deposits but also a shift in the composition of the deposit portfolio. The dollar balance of total certificates of deposit, which have a higher cost to the Association, increased by 15.8%, while the dollar balance of lower costing core deposits (consisting of checking, NOW, statement, passbook, and money market deposit accounts) decreased by 0.3%. The Association continues to emphasize lower costing core deposit products to its customers to establish a complete deposit relationship. In addition, the average balance of interest-bearing liabilities increased by $94.8 million to $796.7 million for the three months ended June 30, 2000 primarily due to the increases in deposits and borrowings which were used to fund loan growth. Average interest-earning assets increased $62.2 million to $853.7 million for the three months ended June 30, 2000 as compared to $791.6 million for the same period in 1999. The majority of this growth occurred in single-family residential real estate loans.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon a periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and actual loss experience, as well as guidelines established by the OTS. The provision for loan losses was $75,000 for the quarter ended June 30, 2000 as compared to $195,000 for the quarter ended June 30, 1999 primarily due to management's assessment that the allowance for loan losses did not need to be increased as much during the 2000 period as it had in the previous year. Such assessment considered, among other things, the declining risk in the loan portfolio as a result of the concentration of the growth in one-to-four family residential loans which inherently bear the least risk of loss to the Association. The allowance for loan losses as a percentage of net loans receivable was 0.58% and 0.61% at June 30, 2000 and 1999, respectively.

                                  OTHER INCOME

Other income consists of service charges, fee income, gains or losses on the sale of assets, and other items excluding interest income. Other income increased $712,000 to $1.7 million for the quarter ended June 30, 2000, from $994,000 for the same period in 1999, primarily due to the $922,000 unusual gain, net of expenses, on the termination of the Association's defined benefit plan. This gain was partially offset by a $138,000 loss on the write down of the Association's investment in Auto Bonds Receivable during the three months ended June 30, 2000. Management determined that the further decline in the fair value of this investment which is classified as available for sale, was other than temporary resulting in a $254,000 carrying value after the write down. In addition, a $125,000 expense related to the real estate joint venture in Vero Beach was recognized during the same period in 2000. The joint venture began operations in July 1999. For further information on this project, see "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 1999 Annual Report.

                                OPERATING EXPENSE

Operating expense decreased $150,000 to $5.6 million for the three month period ended June 30, 2000 from $5.7 million for the same period in 1999 primarily due to a $103,000 decrease in the amortization of the Association's investment in an affordable housing partnership during the quarter ended June 30, 2000 as compared to the same period in 1999.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $1.2 million for the three months ended June 30, 2000 as compared to $760,000 for the same period in 1999. Taxes were higher in the 2000 period due to the increase in net income for the three months ended June 30, 2000 as well as an adjustment which was made for taxes previously recorded in the last quarter of 1999 and the first quarter of 2000. In addition, there was as a decrease in the benefit from tax credits resulting from the Association's investment in an affordable housing partnership which totaled $46,000 for the 2000 period as compared to $150,000 for the 1999 period.

                              RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                     GENERAL

Net income for the six months ended June 30, 2000 was $3.6 million, or $0.41 diluted earnings per share, a $497,000 increase from $3.1 million, or $0.30 diluted earnings per share, for the six months ended June 30, 1999. In addition to the $922,000 unusual gain, net of expenses, on the termination of the Association's defined benefit plan described above, the provision for loan losses decreased $292,000, partially offset by a $257,000 decrease in other income.

                               NET INTEREST INCOME

Net interest income increased to $14.3 million for the six months ended June 30, 2000 from $14.2 million for the same period in 1999 primarily as a result of a $50.9 million increase in average interest-earning assets to $841.3 million for the six months ended June 30, 2000 from $790.4 million for the same period in the prior year. In addition, the average yield on interest-earning assets increased to 7.51% for the six months ended June 30, 2000 from 7.21% for the 1999 period, primarily as a result of increased yields on the securities portfolio and other interest-earning investments. The increase in interest income was partially offset by a $84.7 million increase in average interest-bearing liabilities to $785.3 million for the six months ended June 30, 2000 from $700.6 million for the same period in 1999, primarily reflecting the growth of the Association's deposit portfolio and additional FHLB advances. The average rate paid on interest-bearing liabilities was 4.40% for the six months ended June 30, 2000 as compared to 4.07% for the 1999 period. The weighted average cost of deposits increased to 3.93% for the six months ended June 30, 2000 from 3.70% for the same period in 1999. This increase in cost reflected the Association's decision to offer special rates for odd-term certificates of deposits on a more aggressive basis, increasing certificates of deposits by 8.2% during the six months ended June 30, 2000. The certificate of deposit growth was used in conjunction with FHLB advances to fund loan portfolio growth.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses was $225,000 for the six months ended June 30, 2000, as compared to $517,000 for the six months ended June 30, 1999. The allowance for loan losses as a percentage of net loans receivable was 0.58% and 0.61% at June 30, 2000 and 1999, respectively. Management determined to increase loan loss reserves to a greater extent in the 1999 period as compared to the same time period in 2000, after evaluating the risks inherent in the then current loan portfolio.

                                  OTHER INCOME

Other income consists of service charges, fee income, gains or losses on the sale of assets, and other items excluding interest income. Other income increased $665,000 to $2.6 million for the six months ended June 30, 2000 from $2.0 million for the same period in 1999, primarily due to the $922,000 unusual gain, net of expenses, on the termination of the Association's defined benefit plan. This gain was partially offset by a $138,000 loss on the write down of a security classified as available for sale during the second quarter of 2000. In addition, a $200,000 expense related to the real estate joint venture in Vero Beach was recognized during the same period in 2000. The joint venture began operations in July 1999. For further information on this project, see "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 1999 Annual Report.

                                OPERATING EXPENSE

Operating expense increased $69,000 to $11.4 million for the six month period ended June 30, 2000 from $11.3 million for the same period in 1999. Employee compensation and benefits increased $282,000 during the six months ended June 30, 2000 as compared to the 1999 period. The increase primarily reflected the acceleration of costs related to a stock benefit plan as a result of the death of a member of the Board of Directors. The increase in compensation and benefits was partially offset by a decrease in the FDIC premiums combined with a $113,000 decrease in advertising and promotion expense, as the Association continues to implement its cost reduction program.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $1.7 million for the six months ended June 30, 2000 as compared to $1.3 million for the same period in 1999 reflecting the increase in net income for the six months ended June 30, 2000 as well as the $180,000 decrease in the tax benefit received during the six months ended June 30, 2000 from the affordable housing tax credit partnership previously noted as compared to a $299,000 tax benefit for the 1999 period.

                               FINANCIAL CONDITION

                   JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                                June 30,     December 31,     Increase
                                                                  2000           1999        (Decrease)
                                                              -----------    -----------    -----------
                                                              (Unaudited)
                                                                            (In thousands)
     Assets:
        Total assets                                          $   938,189    $   892,974    $    45,215
        Cash and cash equivalents                                  39,826         45,239         (5,413)

        Securities portfolio:
           Securities available for sale                          143,378        144,840         (1,462)
           Securities held to maturity                             36,514         38,802         (2,288)
                                                              -----------    -----------    -----------
        Total securities portfolio                                179,892        183,642         (3,750)


         Loans receivable, net                                    658,995        608,369         50,626
         Investments in and advances to real estate venture        13,332         11,633          1,699
         Real estate owned, net                                       463            494            (31)

     Liabilities and Shareholders' Equity:
       Total liabilities                                          821,279        777,273         44,006
       Deposits                                                   639,067        613,943         25,124
       Federal Home Loan Bank advances                            156,250        140,186         16,064
       Advances by borrowers for taxes and insurance                6,140          1,403          4,737
       Shareholders' equity                                       116,910        115,701          1,209

Total assets increased $45.2 million to $938.2 million at June 30, 2000, as compared to $893.0 million at December 31, 1999 primarily due to a $50.6 million increase in net loans receivable to $659.0 million at June 30, 2000 from $608.4 million at December 31, 1999. The loan growth was funded by increases in deposits and borrowings, as well as decreases in interest-earning deposits and the securities portfolio (which includes securities available for sale and held to maturity).

As a result of continued emphasis on expanded lending activities, loan originations and purchases totaled $120.6 million and $21.0 million, respectively, and included loans secured by residential one- to four-family properties totaling $122.7 million, multi-family properties totaling $3.6 million, land totaling $5.0 million, commercial real estate properties totaling $2.4 million, consumer loans totaling $2.4 million and commercial business loans totaling $5.6 million. The originations and purchases of $141.6 million were offset by repayments of $84.3 million. Repayments included the payoff of a $21.0 million loan secured by land.

The securities portfolio net decrease of $3.8 million primarily reflects $632,000 in purchases of new securities available for sale offset by a $138,000 write down of a security available for sale as well as scheduled principal reductions and amortization of premiums and discounts and other adjustments amounting to $4.3 million.

Total liabilities increased $44.0 million to $821.3 million at June 30, 2000, from $777.3 million at December 31, 1999. Total deposits increased by $25.1 million to $639.0 million at June 30, 2000 from $613.9 million at December 31, 1999. The increase in deposits reflected increases of $29.7 million, $4.0 million, $3.0 million and $1.5 million in certificates of deposits, demand accounts, NOW, and savings accounts, respectively. During the six months ended June 30, 2000, the Association aggressively pursued odd-term certificates of deposits as well as savings and checking accounts which were used in conjunction with FHLB advances to fund new loan originations. These increases were partially offset by a $13.1 million decrease in money market deposit accounts. The weighted average rate paid on deposits increased to 4.28% at June 30, 2000 as compared to 3.95% at December 31, 1999 due to the rising-interest rate environment existing during 2000, reflecting the market's adjustment to increases in interest rates changed by the Board of Governors of the Federal Reserve Bank. FHLB advances increased $16.1 million to $156.3 million at June 30, 2000 from $140.2 million at December 31, 1999. The increases included new advances obtained during the first six months of 2000 totaling $38.0 million offset in part by the call and maturity of advances totaling $15.0 million and $5.0 million, respectively, as well as $1.9 million of normal amortization.

Total equity, which totaled $116.9 million at June 30, 2000, increased $1.2 million from December 31, 1999, reflecting net income for the six months of $3.6 million, stock options exercised totaling $675,000, and the amortization of deferred compensation represented by stock benefit plans totaling $859,000, offset in part by the purchase of treasury stock totaling $2.3 million and the declaration of dividends totaling $1.9 million. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at June 30, 2000 are as follows:

                                                                            For               To be Considered Well
                                                                          Capital             Capitalized for Prompt
                                                                          Adequacy              Corrective Action
                                               Actual                     Purposes                  Provisions
                                        ---------------------        ------------------        -------------------
                                        Ratio          Amount        Ratio       Amount        Ratio        Amount
                                        -----          ------        -----       ------        -----        ------
                                                                   (Dollars in thousands)
As of June 30, 2000:
Total Risk-Based Capital
  (to Risk-weighted Assets)             16.4%          $82,534         8.0%      $40,188        10.0%       $50,235
Core (Tier 1) Capital
  (to Adjusted Tangible Assets)          8.6            78,834         4.0        36,827         5.0         46,033
Core (Tier 1) Capital
  (to Risk-weighted Assets)             15.7            78,834         4.0        20,094         6.0         30,141

As of June 30, 2000, adjusted tangible assets and risk-weighted assets were $920.7 million and $502.4 million, respectively.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans as defined by SFAS No. 15 at June 30, 2000 or December 31, 1999.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:

                                                       June 30,    December 31,
                                                         2000          1999
                                                      ----------    ----------
                                                           (In thousands)
Non-performing loans:
Residential real estate:
  Loans 60 to 89 days delinquent                      $      628    $      426
  Loans more than 89 days delinquent                         507         1,015

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                              --            --
  Loans more than 89 days delinquent                          --             5

Consumer and commercial business:
  Loans 60 to 89 days delinquent                              --            --
  Loans more than 89 days delinquent                           5            12

Land:
  Loans 60 to 89 days delinquent                              --            --
  Loans more than 89 days delinquent                         410             7

REO, net of related allowance                                463           494
Other repossessed assets                                      --            --
Loans to facilitate sale of REO                              232           234
                                                      ----------    ----------
Total                                                 $    2,245    $    2,193
                                                      ==========    ==========

Real estate owned consists of the following:
                                                       June 30,    December 31,
                                                         2000          1999
                                                      ----------    ----------
                                                           (In thousands)

Real estate owned                                     $      477    $      500
Less allowance for loss                                       14             6
                                                      ----------    ----------
Total real estate owned                               $      463    $      494
                                                      ==========    ==========

Changes in allowance for loss on real estate owned are as follows:

                                                         For the six months
                                                           ended June 30,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
                                                          (In thousands)

Balance, beginning of period                          $        6    $       36
Provision charged to income                                   14            10
Losses charged to allowance                                   (6)           (8)
                                                      ----------    ----------
Balance, end of period                                $       14    $       38
                                                      ==========    ==========

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
         --------
         27  Financial Data Schedule.

(b)      Current Reports on Form 8-K.
         ---------------------------
         None during the reporting period.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COMMUNITY SAVINGS BANKSHARES, INC.




                                       /s/ JAMES B. PITTARD, JR.
                                       -----------------------------------------
Date:   August 2, 2000                 James B. Pittard, Jr.
                                       President and Chief Executive Officer


Date:   August 2, 2000                 /s/ LARRY J. BAKER
                                       -----------------------------------------
                                       Larry J. Baker
                                       Senior Vice President and Treasurer