Form 10-Q
period 2000-09-30
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2000-10-31
CIK 1068725

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                               -------------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: September 30, 2000


                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________ to ____________


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

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 23, 2000, there were 8,542,363 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

Part I. Financial Information                                             Page
-----------------------------                                             ----

Item 1.       Financial Statements
              Consolidated Statements of Financial Condition as of
              September 30, 2000 (Unaudited) and December 31, 1999          2

              Consolidated Statements of Operations (Unaudited) for the
              three and nine months ended September 30, 2000 and 1999       3

              Consolidated Statements of Changes in Shareholders' Equity
              for the nine months ended September 30, 2000 (Unaudited)
              and for the year ended December 31, 1999                      4

              Consolidated Statements of Cash Flows (Unaudited) for the
              nine months ended September 30, 2000 and 1999                 5

              Notes to Consolidated Financial Statements (Unaudited)        6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk   15

Part II. Other Information
--------------------------

Item 1.       Legal Proceedings                                            16

Item 2.       Changes in Securities and Use of Proceeds                    16

Item 3.       Default Upon Senior Securities                               16

Item 4.       Submission of Matters to a Vote of Security Holders          16

Item 5.       Other Information                                            16

Item 6.       Exhibits and Reports on Form 8-K                             16

              Signature Page                                               17

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                                                        September 30,   December 31,
                                                                            2000            1999
                                                                         -----------    -----------
                                                                         (Unaudited)
                                                                                (In thousands)
ASSETS
  Cash and cash equivalents:
     Cash and amounts due from depository institutions                   $    17,783    $    22,057
     Interest-bearing deposits                                                18,883         23,182
                                                                         -----------    -----------
        Total cash and cash equivalents                                       36,666         45,239

  Securities available for sale                                              145,427        144,840
  Securities held to maturity                                                 35,410         38,802
  Loans receivable, net                                                      676,218        608,369
  Accrued interest receivable                                                  3,855          3,788
  Premises and equipment, net                                                 25,302         24,939
  Real estate held for investment                                              2,221          1,872
  Investment in and advances to real estate venture                           13,995         11,633
  Real estate owned, net                                                         422            494
  Federal Home Loan Bank stock - at cost                                       8,063          7,009
  Other assets                                                                 6,355          5,989
                                                                         -----------    -----------
        Total assets                                                     $   953,934    $   892,974
                                                                         ===========    ===========

LIABILITIES
  Deposits:
     Demand deposits                                                     $    42,038    $    39,429
     NOW and statement savings                                                74,559         76,073
     Savings deposits                                                         35,109         34,466
     Money market deposits                                                    88,587        100,299
     Certificates of deposit                                                 423,095        363,676
                                                                         -----------    -----------
         Total deposits                                                      663,388        613,943

  Mortgage-backed bond,  net                                                  13,813         14,508
  Advances from Federal Home Loan Bank                                       147,214        140,186
  Advances by borrowers for taxes and insurance                                8,640          1,403
  Other liabilities                                                            6,194          7,233
                                                                         -----------    -----------
        Total liabilities                                                    839,249        777,273
                                                                         -----------    -----------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 shares authorized,
    no shares issued                                                              --             --
  Common stock ($1 par value): 60,000,000 shares authorized;
    8,902,991 and 9,319,873 shares outstanding at
    September 30, 2000 and December 31, 1999, respectively                    10,571         10,571
  Additional paid-in capital                                                  93,950         93,744
  Retained income - substantially restricted                                  40,448         37,869
  Common stock purchased by Employee Stock Ownership Plan                     (4,209)        (4,722)
  Common stock issued to or purchased by Recognition and
    Retention Plans                                                           (2,049)        (2,586)
  Accumulated other comprehensive income                                      (2,365)        (3,358)
  Treasury stock, at cost: 1,668,149 and 1,251,267 shares at
    September 30, 2000 and December 31, 1999, respectively                   (21,661)       (15,817)
                                                                         -----------    -----------
        Total shareholders' equity                                           114,685        115,701
                                                                         -----------    -----------
        Total liabilities and shareholders' equity                       $   953,934    $   892,974
                                                                         ===========    ===========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                   For the three months             For the nine months
                                                                   ended September 30,              ended September 30,
                                                              ----------------------------    ----------------------------
                                                                  2000            1999            2000             1999
                                                              ------------    ------------    ------------    ------------
                                                                                       (Unaudited)
                                                                       (Dollars in thousands except per share data)
Interest income:
  Loans                                                       $     13,052    $     11,331    $     37,069    $     32,858
  Securities                                                         3,130           3,066           9,421           8,148
  Other interest and dividend income                                   658             345           1,914           2,222
                                                              ------------    ------------    ------------    ------------
     Total interest income                                          16,840          14,742          48,404          43,228
                                                              ------------    ------------    ------------    ------------

Interest expense:
  Deposits                                                           7,143           5,426          19,510          16,323
  Advances from Federal Home Loan Bank and other borrowings          2,763           1,885           7,682           5,230
                                                              ------------    ------------    ------------    ------------
     Total interest expense                                          9,906           7,311          27,192          21,553
                                                              ------------    ------------    ------------    ------------
Net interest income                                                  6,934           7,431          21,212          21,675
Provision for loan losses                                               75             193             300             710
                                                              ------------    ------------    ------------    ------------
Net interest income after provision for loan losses                  6,859           7,238          20,912          20,965
                                                              ------------    ------------    ------------    ------------

Other income:
 Servicing income and other fees                                        49             104             206             294
 NOW account and other customer fees                                   899             834           2,585           2,540
 Net gain (loss) on real estate owned                                  (13)             22              12             (34)
 Loss on write down of securities available for sale                    --              --            (138)             --
 Equity in net income (loss) of real estate venture                    145              (8)            (55)              8
 Net gain (loss) on termination of defined benefit plan                (15)             --             907              --
 Miscellaneous                                                          94              93             279             209
                                                              ------------    ------------    ------------    ------------
     Total other income                                              1,159           1,045           3,796           3,017
                                                              ------------    ------------    ------------    ------------

Operating expense:
 Employee compensation and benefits                                  3,130           3,115           9,365           9,068
 Occupancy and equipment                                             1,425           1,543           4,372           4,477
 Advertising and promotion                                             168             132             547             624
 Federal deposit insurance premium                                      32              83              94             256
 Miscellaneous                                                         814           1,053           2,563           2,804
                                                              ------------    ------------    ------------    ------------
     Total operating expense                                         5,569           5,926          16,941          17,229
                                                              ------------    ------------    ------------    ------------

Income before provision for  income taxes                            2,449           2,357           7,767           6,753
Provision for income taxes                                             850             679           2,561           1,965
                                                              ------------    ------------    ------------    ------------
Net income                                                    $      1,599    $      1,678    $      5,206    $      4,788
                                                              ============    ============    ============    ============

Basic earnings per share                                      $       0.19    $       0.17    $       0.61    $       0.48
                                                              ============    ============    ============    ============
Diluted earnings per share                                    $       0.18    $       0.16    $       0.59    $       0.47
                                                              ============    ============    ============    ============
Weighted average common shares outstanding - basic               8,493,351       9,748,762       8,575,565       9,915,437
                                                              ============    ============    ============    ============
Weighted average common shares outstanding - diluted             8,734,721      10,147,797       8,809,971      10,292,895
                                                              ============    ============    ============    ============


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                         ------------------------------------------------------------------------------------------

                                                               Retained   Employee  Recognition Accumulated
                                                   Additional   Income-     Stock       and       Other
                                          Common    Paid-In Substantially Ownership  Retention Comprehensive  Treasury
                                          Stock     Capital   Restricted    Plan       Plans      Income        Stock      Total
                                         ------------------------------------------------------------------------------------------
                                                                            (In thousands)
BALANCE - DECEMBER 31, 1998              $ 10,549  $  93,268   $ 35,545   $ (5,407)   $  (237)   $  (432)   $      --    $ 133,286
Net income for the nine months
  ended September 30, 1999                     --         --      4,788         --         --         --           --        4,788
Other comprehensive income:
  Unrealized decrease in market
    value of securities available
    for sale (net of income taxes)             --         --         --         --         --     (1,773)          --       (1,773)
                                                                                                                         ---------
Comprehensive income                                                                                                         3,015

Stock options exercised                        22         99         --         --         --         --           44          165
Shares committed to be released -
  Employee Stock Ownership Plan
  and Recognition and Retention Plans          --        279         --        513        335         --           --        1,127
Purchase of common stock by 1999 and
  1995 Recognition and Retention Plans         --         60        (95)        --     (2,888)        --           --       (2,923)
Cost of stock issuance                         --        (54)        --         --         --         --           --          (54)
Purchase of treasury stock                     --         --         --         --         --         --       (4,387)      (4,387)
Dividends declared                             --         --     (3,171)        --         --         --           --       (3,171)
                                         -----------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 1999 (UNAUDITED) $ 10,571  $  93,652   $ 37,067   $ (4,894)   $(2,790)   $(2,205)   $  (4,343)   $ 127,058
                                         =========================================================================================

BALANCE - DECEMBER 31, 1999              $ 10,571  $  93,744   $ 37,869   $ (4,722)   $(2,586)   $(3,358)   $ (15,817)   $ 115,701
Net income for the nine months ended
  September 30, 2000                           --         --      5,206         --         --         --           --        5,206
Other comprehensive income:
  Unrealized increase in market
    value of securities available
    for sale (net of income taxes)             --         --         --         --         --        993           --          993
                                                                                                                         ---------
Comprehensive income                                                                                                         6,199

Stock options exercised                        --         --         --         --         --         --          754          754
Shares committed to be released -
  Employee Stock Ownership Plan
  and Recognition and Retention Plans          --        206         --        513        537         --           --        1,256
Stock benefit plan tax adjustment              --         --        159         --         --         --           --          159
Purchase of treasury stock                     --         --         --         --         --         --       (6,598)      (6,598)
Dividends declared                             --         --     (2,786)        --         --         --           --       (2,786)
                                         -----------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2000 (UNAUDITED) $ 10,571  $  93,950   $ 40,448   $ (4,209)   $(2,049)   $(2,365)   $ (21,661)   $ 114,685
                                         =========================================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                       For the nine months ended
                                                             September 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
                                                              (Unaudited)
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                              $   5,206    $   4,788
 Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization                              1,654        1,365
  ESOP and Recognition and Retention Plans
   compensation expense                                      1,415        1,127
  Accretion of discounts, amortization of premiums,
   and other deferred yield items                           (1,316)      (1,190)
  Provision for loan losses                                    300          710
 Increase in other assets                                     (361)        (819)
 Increase in other liabilities                               5,664        8,427
                                                         ---------    ---------

      Net cash from operating activities                    12,562       14,408
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in loans                                       (39,642)     (58,060)
 Principal payments, calls and maturities received
   on securities and Federal Home Loan Bank stock            8,280       31,025
 Purchases of:
   Loans and participations                                (28,507)          --
   Securities available for sale and Federal
    Home Loan Bank stock                                    (3,686)     (74,870)
   Premises and equipment, net and real estate
    held for investment, net                                (2,021)      (1,666)
 Net change in investment in real estate venture            (2,362)          --
                                                         ---------    ---------

      Net cash from investing activities                   (67,938)    (103,571)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase (decrease) in deposits                        49,445      (11,200)
 Advances from Federal Home Loan Bank                       70,000       45,000
 Repayments, calls of advances from Federal Home
   Loan Bank                                               (62,972)     (10,835)
 Purchase of treasury stock                                 (6,598)      (4,387)
 Purchase of common stock by Recognition and
   Retention Plans                                              --       (2,977)
 Proceeds from exercise of stock options                       754          165
 Payments made on mortgage-backed bond                      (1,040)      (1,039)
 Dividends paid                                             (2,786)      (3,171)
                                                         ---------    ---------

      Net cash from financing activities                    46,803       11,556
                                                         ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (8,573)     (77,607)
CASH AND CASH EQUIVALENTS, beginning of period              45,239      117,015
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                 $  36,666    $  39,408
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

 2.   LOANS RECEIVABLE

      Loans receivable consists of the following:
                                                     September 30,  December 31,
                                                         2000           1999
                                                      ---------      ---------
                                                            (In thousands)
      Real estate loans:
         Residential 1-4 family                       $ 501,412      $ 420,845
         Residential 1-4 family construction            113,878        105,282
         Multi-family                                     6,883         11,135
         Multi-family construction                       28,692         17,251
         Land                                            20,598         50,885
         Commercial                                      36,249         32,627
         Commercial construction                          8,924          9,633
                                                      ---------      ---------
            Total real estate loans                     716,636        647,658
                                                      ---------      ---------

      Non-real estate loans:
         Consumer                                        14,263         12,685
         Commercial business                              5,459          7,408
                                                      ---------      ---------
            Total non-real estate loans                  19,722         20,093
                                                      ---------      ---------
            Total loans receivable                      736,358        667,751

         Undisbursed loan proceeds                      (58,172)       (56,948)
         Unearned discounts and premiums and
            net deferred loan fees and costs              1,874          1,489
         Allowance for loan losses                       (3,842)        (3,923)
                                                      ---------      ---------
      Total loans receivable,  net                    $ 676,218      $ 608,369
                                                      =========      =========

      An analysis of the changes in the allowance for loan losses is as follows:

                                                         For the nine months
                                                         ended September 30,
                                                      ------------------------
                                                         2000           1999
                                                      ---------      ---------
                                                            (In thousands)

      Balance, beginning of period                    $   3,923      $   3,160
      Provision charged to income                           300            710
      Losses charged to allowance                          (381)          (120)
      Recoveries                                             --             --
                                                      ---------      ---------
      Balance, end of period                          $   3,842      $   3,750
                                                      =========      =========

The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures".

An analysis of the recorded investment in impaired loans is as follows:

                                                      At or for the nine months
                                                         Ended September 30,
                                                      ------------------------
                                                         2000           1999
                                                      ---------      ---------
                                                             (In thousands)

Impaired loan balance                                 $   3,675      $      --
Related allowance                                            --             --
Average impaired loan balance                             2,059             93
Interest income recognized                                  187             --

For a further discussion of delinquent loans, see "Asset Quality" in this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

In the following discussion, references to "Bankshares" relate to Community Savings Bankshares, Inc. together with its wholly-owned subsidiary, the Association.

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

The Association has two wholly-owned subsidiaries. ComFed, Inc. ("ComFed"), formed in 1971, conducts business as Community Insurance Agency, selling mortgage life insurance and receiving income and incurring related expenses from the sale of third party mutual funds and annuities. Palm River Development Co., Inc. ("Palm River"), incorporated in 1999, is involved in a real estate development joint venture commenced in mid-1999 to construct and sell single-family lots, condominiums, villa homes and carriage homes on 117 acres of land located in Indian River County, Florida. Palm River's investment in and advances to the real estate joint venture totaled $14.0 million at September 30, 2000. Bankshares recognized income of $145,000 during the quarter ended September 30, 2000 as the result of a $138,000 adjustment to the estimated loss recognized during the first two quarters of 2000, resulting in a net loss of $55,000 for the nine months ended September 30, 2000. This net loss represents the expected recognition of start-up costs during the preliminary stages of this construction project. Management estimates that an additional loss will be incurred in the fourth quarter of 2000 but that the aggregate losses incurred during 2000 will be partially offset by gains recognized on projected developed lot closings expected to commence as early as December 2000. Construction of the models is expected to begin in the first quarter of 2001. The sales of all units are projected to be completed during 2004.

                                                   Number
                                                   of units     Reservations
                   Type of units                   planned      on units (1)
================================================================================

Riverfront single-family lots                         17             12
Condominiums                                          48              6
Villa single-family homes                            113              1
Carriage duplex homes                                 22              3
                                                     ---            ---
Total                                                200             22
                                                     ===            ===

(1) Reservations require a deposit of 10% of the purchase price from the buyer to reserve a particular lot or home. Reservations will be converted to contracts at the time certain approvals are received from city and county authorities.

Management believes the success of the Association as a community-oriented financial institution depends on building long-term relationships with its customers while meeting their current financial needs. The business strategy for 2000 includes aggressively pursuing new loan opportunities in its primary market area of Palm Beach, Martin, St. Lucie and Indian River counties, funding the resulting increase in interest-earning assets primarily through deposit growth. While management will still look for suitable locations for new branch offices, they will also evaluate the effectiveness of the existing branch network. In addition, management will continue to focus on improving the efficiency ratio, through cost reduction and enhanced fee income strategies.

As previously announced, the Association's Board of Directors terminated the Association's defined benefit plan and replaced it with a 401(k) defined contribution plan. As a result, the Association recognized a one-time $907,000 unusual gain, net of expenses, during the nine months ended September 30, 2000. The Association currently estimates it will incur a $383,000 final settlement expense for the defined benefit plan in the fourth quarter of 2000 in connection with the distribution of the plan's assets to the participants.

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

The Association is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 4.0%. The Association's liquidity ratio averaged 11.9% during the nine months ended September 30, 2000 while liquidity ratios averaged 14.7% for the year ended December 31, 1999.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits in order to maintain desired deposit balances. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $17.6 million at September 30, 2000. Other assets qualifying for liquidity outstanding at September 30, 2000 amounted to $46.4 million. For additional information about cash flows from operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the consolidated financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the Association's ability to generate them in the local market, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $147.2 million at September 30, 2000.

At September 30, 2000, commitments to originate loans totaled $8.7 million. The unfunded portion of consumer lines of credit totaled $8.3 million and available commercial lines and letters of credit totaled $10.7 million. Certificates of deposit scheduled to mature in less than one year totaled $285.0 million at September 30, 2000. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                              RESULTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                     GENERAL

Net income for the quarter ended September 30, 2000 was $1.6 million, or $0.18 diluted earnings per share, a $79,000 decrease from the $1.7 million, or $0.16 diluted earnings per share, earned during the quarter ended September 30, 1999. The decrease in net income was primarily the result of a $497,000 decrease in net interest income, partially offset by a $118,000 decrease in the provision for loan losses. In addition, the Company recognized income of $145,000 related to Palm River's investment in the real estate joint venture in Vero Beach as the result of a $138,000 adjustment to the estimated loss recognized by the Company during the first two quarters of 2000. The increase to $0.18 diluted earnings per share for the quarter ended September 30, 2000 from $0.16 for the 1999 period was primarily due to a decrease in the number of shares outstanding which resulted from Bankshares' stock repurchase programs.

                               NET INTEREST INCOME

Net interest income decreased to $6.9 million for the quarter ended September 30, 2000 from $7.4 million for the same period in 1999. In the rising interest rate environment experienced during 2000, the Association's interest-bearing liabilities repriced more rapidly than its interest-earning assets. As a result, the average cost of interest-bearing liabilities increased by 73 basis points to 4.83% while the average yield on interest-earning assets increased only 29 basis points to 7.66% resulting in a 44 basis point decrease in the net interest rate spread to 2.83% for the quarter ended September 30, 2000 from 3.27% for the 1999 period. A 68 basis point increase in the average cost of deposits was responsible in large part for the increase in the cost of interest-bearing liabilities, as the Association used higher costing odd-term certificates of deposit during the third quarter of 2000 to maintain existing customers as well as to attract new deposits needed to fund growth in the loan portfolio, resulting in not only an increased cost of deposits but also a shift in the composition of the deposit portfolio. The dollar balance of total certificates of deposit, which have a higher cost to the Association, increased by 16%, while the dollar balance of lower costing core deposits (consisting of checking, NOW, statement, passbook, and money market deposit accounts) decreased by 4%. The Association continues to emphasize lower costing core deposit products to its customers in connection with establishing a complete deposit relationship. The weighted yield and weighted cost of the loan and deposit portfolios and the net interest rate spread was 7.64%, 4.65%, and 2.99% at September 30, 2000, respectively.

In addition, the average balance of interest-bearing liabilities increased 15% to $819.7 million for the quarter ended September 30, 2000 from $713.6 million for the same period in 1999, primarily due to the use of deposits (primarily odd-term certificates of deposit with original maturities of less than two years) and, to a lesser extent, borrowings to fund loan growth as well as stock repurchases and Palm River's investment in the real estate joint venture, as compared to a 10% increase to $879.3 million in the average balance of interest-earning assets (primarily in single-family residential real estate loans) for the quarter ended September 30, 2000 as compared to $800.2 million for the 1999 period.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon the periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current as well as expected future economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and actual loss experience, as well as guidelines established by the OTS. The provision for loan losses was $75,000 for the quarter ended September 30, 2000 as compared to $193,000 for the quarter ended September 30, 1999. As loan growth was primarily in residential real estate loans which have a lower risk of loss, management's assessment of the allowance for loan losses resulted in a decreased provision in the 2000 period as compared to the same period in 1999. Although management believes the loan loss allowance was adequate at September 30, 2000, actual losses depend upon future events and, as such, further additions to the allowance for loan losses may become necessary.

                                  OTHER INCOME

Other income consists of service charges, fee income, gains or losses on the sale of assets, and other non-interest income. Other income increased $114,000 to $1.2 million for the quarter ended September 30, 2000, from $1.0 million for the same period in 1999, primarily due to a $137,000 increase in Palm River's equity in net income of the real estate joint venture. This increase occurred as the result of a $138,000 adjustment to the estimated loss, based on projections, recognized by Palm River during the first two quarters of 2000. Financial reports received during the quarter ended September 30, 2000 indicated that the loss was over estimated and the adjustment was recognized. For further information on this project, see "Community Savings, F. A." in this Form 10-Q and "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 1999 Annual Report.

                                OPERATING EXPENSE

Operating expense decreased $357,000 to $5.6 million for the three month period ended September 30, 2000 from $5.9 million for the same period in 1999 primarily due to a $239,000 decrease in miscellaneous operating expense. This decrease was partially the result of a $59,000 decrease in the amortization of the Association's investment in an affordable housing partnership during the quarter ended September 30, 2000 as compared to the same period in 1999. In addition, occupancy and equipment costs decreased $118,000 as a result of the Association's cost savings efforts.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $850,000 for the three months ended September 30, 2000 as compared to $679,000 for the same period in 1999. Taxes were lower in 1999 primarily due to the benefit from tax credits resulting from the Association's investment in the affordable housing partnership noted above which totaled $63,000 for the 2000 period as compared to $150,000 for the 1999 period.

                              RESULTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                     GENERAL

Net income for the nine months ended September 30, 2000 was $5.2 million, or $0.59 diluted earnings per share, a $418,000 increase from $4.8 million, or $0.47 diluted earnings per share, for the nine months ended September 30, 1999. A $907,000 unusual gain, net of expenses, was recognized as a result of the termination of the Association's defined benefit plan, partially offset by a $463,000 decrease in net interest income. The increase to $0.59 diluted earnings per share for the nine months ended September 30, 2000 from $0.47 for the 1999 period was also due to a decrease in the number of shares outstanding which resulted from Bankshares' stock repurchase programs.

                               NET INTEREST INCOME

Net interest income decreased to $21.2 million for the nine months ended September 30, 2000 from $21.7 million for the same period in 1999 as a result of a $92,000 increase in average interest-bearing liabilities to $796.7 million for the nine months ended September 30, 2000 from $704.9 million for the same period in the prior year, offset in part by a $59.8 million increase in interest-earning assets to $854.1 million for the nine months ended September 30, 2000 from $794.3 million for the same period in 1999. In addition, the average cost of interest-bearing liabilities increased 47 basis points to 4.55% for the nine months ended September 30, 2000 from 4.08% for the 1999 period, primarily as a result of increased costs for deposits which increased to 4.08% for the nine months ended September 30, 2000 from 3.70% for the same period in 1999. This increase in cost reflected the Association's decision to offer special rates for odd-term certificates of deposits on a more aggressive basis. The certificate of deposit growth was used in conjunction with FHLB advances to fund loan portfolio growth, to repurchase the Company's common stock in the open market, and to fund Palm River's investment in the real estate joint venture.

                            PROVISION FOR LOAN LOSSES

The provision for loan losses was $300,000 for the nine months ended September 30, 2000, as compared to $710,000 for the same period in 1999. As loan growth was primarily in residential real estate loans which have a lower risk of loss, management's assessment of the allowance for loan losses resulted in a decreased provision in the 2000 period as compared to the same period in 1999. Although management believes the general loan loss allowance is adequate at September 30, 2000, actual losses depend upon future events and, as such, further additions to the allowance for loan losses may become necessary.

                                  OTHER INCOME

Other income increased $779,000 to $3.8 million for the nine months ended September 30, 2000 from $3.0 million for the same period in 1999, primarily due to the $907,000 unusual gain, net of expenses, on the termination of the Association's defined benefit plan. This gain was partially offset by a $138,000 loss on the write down of a security classified as available for sale during the nine months ended September 30, 2000. In addition, a $55,000 net expense related to Palm River's investment in the real estate joint venture was recognized during the 2000 period as compared to an $8,000 gain for the nine months ended September 30, 1999. The joint venture began operations in July 1999. For further information on this project, see "Community Savings, F. A." in this Form 10-Q and "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 1999 Annual Report.

                                OPERATING EXPENSE

Operating expense decreased $288,000 to $16.9 million for the nine month period ended September 30, 2000 from $17.2 million for the same period in 1999. Decreases in occupancy and equipment and advertising and promotion expense of $105,000 and $77,000, respectively, reflected the Association's efforts to implement its cost reduction program. In addition, FDIC premiums decreased $162,000 due to lower deposit insurance rates. These decreases were partially offset by a $297,000 increase in employee compensation and benefits during the nine months ended September 30, 2000 as compared to the 1999 period. The increase primarily reflected the acceleration of costs related to awards granted pursuant to Bankshares' Recognition and Retention Plans as a result of the death of a member of the Board of Directors.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $2.6 million for the nine months ended September 30, 2000 as compared to $2.0 million for the same period in 1999 reflecting the increase in net income for the nine months ended September 30, 2000 as well as a $207,000 decrease in the tax benefit to $242,000 recognized during the nine months ended September 30, 2000 from the affordable housing tax credit partnership previously noted as compared to a $449,000 tax benefit for the 1999 period.

                               FINANCIAL CONDITION

                SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                        September 30, December 31,  Increase
                                                            2000         1999      (Decrease)
                                                         ----------   ----------   ----------
                                                         (Unaudited)
                                                                     (In thousands)
Assets:
   Total assets                                          $  953,934   $  892,974   $   60,960
   Cash and cash equivalents                                 36,666       45,239       (8,573)

   Securities portfolio:
      Securities available for sale                         145,427      144,840          587
      Securities held to maturity                            35,410       38,802       (3,392)
                                                         ----------   ----------
   Total securities portfolio                               180,837      183,642       (2,805)

    Loans receivable, net                                   676,218      608,369       67,849
    Investments in and advances to real estate venture       13,995       11,633        2,362
    Real estate owned, net                                      422          494          (72)

Liabilities and Shareholders' Equity:
  Total liabilities                                         839,249      777,273       61,976
  Deposits                                                  663,388      613,943       49,445
  Federal Home Loan Bank advances                           147,214      140,186        7,028
  Advances by borrowers for taxes and insurance               8,640        1,403        7,237
  Shareholders' equity                                      114,685      115,701       (1,016)

Total assets increased $60.9 million to $953.9 million at September 30, 2000, as compared to $893.0 million at December 31, 1999 primarily due to a $67.8 million increase in net loans receivable to $676.2 million at September 30, 2000 from $608.4 million at December 31, 1999. The loan growth was funded by increases in deposits (primarily odd-term certificates of deposit with original maturities of less than two years) and borrowings, as well as decreases in interest-earning deposits and the securities portfolio (which includes securities available for sale and held to maturity).

As a result of continued emphasis on expanded lending activities, loan originations and purchases totaled $162.5 million and $21.0 million, respectively, and included loans secured by residential one- to four-family properties totaling $136.3 million, multi-family properties totaling $3.8 million, land totaling $7.8 million, commercial real estate properties totaling $5.2 million, consumer loans totaling $3.2 million and commercial business loans totaling $6.2 million. The originations and purchases of $183.5 million were offset by repayments totaling $113.9 million. Repayments included the payoff of a $21.0 million loan secured by land.

The securities portfolio net decrease of $2.8 million primarily reflects $2.6 million in purchases of new securities available for sale offset by a $138,000 write down of a security available for sale as well as scheduled principal reductions and amortization of premiums and discounts and other adjustments amounting to $5.3 million.

Total liabilities increased $61.9 million to $839.2 million at September 30, 2000, from $777.3 million at December 31, 1999. Total deposits increased by $49.5 million to $663.4 million at September 30, 2000 from $613.9 million at December 31, 1999. The increase in deposits reflected increases of $59.4 million, $2.6 million, and $643,000 in certificates of deposits, demand accounts, and savings accounts, respectively. During the nine months ended September 30, 2000, the Association aggressively pursued odd-term certificates of deposits which were used in conjunction with FHLB advances to fund new loan originations. These increases were partially offset by decreases of $11.7 million and $1.5 million in money market deposit accounts and NOW and other statement accounts. The weighted average rate paid on deposits increased to 4.65% at September 30, 2000 as compared to 3.95% at December 31, 1999 due to the rising interest rate environment existing during 2000, reflecting the market's adjustment to increases in interest rates changed by the Board of Governors of the Federal Reserve System, as well as the 16% increase in certificates of deposit which have a higher cost to the Association than do lower costing core accounts (which consist of NOW and statement accounts, passbooks, non-interest checking and money market accounts). Management continues to emphasize the opening of lower costing core deposit relationships whenever possible. FHLB advances increased $7.0 million to $147.2 million at September 30, 2000 from $140.2 million at December 31, 1999. The increases included new advances obtained during the first nine months of 2000 totaling $70.0 million offset in part by the calls and maturity of advances totaling $15.0 million and $5.0 million, respectively, as well as $43.0 million of normal amortization.

Total equity, which totaled $114.7 million at September 30, 2000, decreased $1.0 million from December 31, 1999, reflecting the purchase of treasury stock totaling $6.6 million and the declaration of dividends totaling $2.8 million, offset in part by net income for the nine months of $5.2 million, stock options exercised totaling $754,000, an increase in the market value of the Association's securities available for sale totaling $993,000 and the amortization of compensation represented by stock benefit plans totaling $1.4 million. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at September 30, 2000 are as follows:

                                                                     For            To be Considered Well
                                                                   Capital          Capitalized for Prompt
                                                                   Adequacy           Corrective Action
                                             Actual                Purposes              Provisions
                                        -----------------      -----------------      -----------------
                                        Ratio      Amount      Ratio      Amount      Ratio     Amount
                                        -----      ------      -----      ------      -----     ------
                                                             (Dollars in thousands)
As of September 30, 2000:
Total risk-based capital
  (to risk-weighted assets)             16.4%      $84,431      8.0%      $41,232     10.0%     $51,540
Core (Tier 1) capital
  (to adjusted tangible assets)          8.6        80,656      4.0        37,366      5.0       46,707
Core (Tier 1) capital
  (to risk-weighted assets)             15.7        80,656      4.0        20,616      6.0       30,924

As of September 30, 2000, adjusted tangible assets and risk-weighted assets were $934.1 million and $515.4 million, respectively.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and interest accrued but unpaid at such time is charged against interest income. Additionally, any loan where it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans as defined by SFAS No. 15 at September 30, 2000 or December 31, 1999.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:

                                                      September 30, December 31,
                                                          2000          1999
                                                        --------      --------
                                                            (In thousands)
Non-performing loans, net of write-downs:
Residential real estate:
  Loans 60 to 89 days delinquent                        $    401      $    426
  Loans more than 89 days delinquent                       3,673         1,015

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                              --            --
  Loans more than 89 days delinquent                          --             5

Consumer and commercial business:
  Loans 60 to 89 days delinquent                               6            --
  Loans more than 89 days delinquent                          --            12

Land:
  Loans 60 to 89 days delinquent                              --            --
  Loans more than 89 days delinquent                         420             7

Real estate owned, net of related allowance                  422           494
Other repossessed assets                                      --            --
Loans to facilitate sale of real estate owned                230           234
                                                        --------      --------
Total                                                   $  5,152      $  2,193
                                                        ========      ========

In the above table, residential real estate loans more than 89 days delinquent included two loans to a local builder, one a $2.1 million acquisition and development loan and the other a $1.2 million revolving construction line of credit loan, extended for the purpose of developing Phase I of a project to build 78 golf villas on an eight acre parcel of land located in Palm Beach County. Due to slower sales than projected which resulted in reduced cash flows, the borrower notified the Association in May 2000 of its inability to make scheduled interest payments in the near future. In accordance with SFAS 114, management reversed all accrued but unpaid interest and placed the loans on non-accrual status effective June 2000. A fair value calculation was performed which estimated the value of existing collateral and indicated a fair market value in excess of the principal loan balances at September 30, 2000. The rate of sale of completed units has accelerated subsequent to September 30, 2000. At the present time, management does not anticipate incurring any loss of principal on these loans. During August 2000, an additional $779,000 loan was made to the builder to allow construction to begin on additional pre-sold units in the project. At September 30, 2000, additional loans and lines of credit committed to this builder for other projects aggregated $5.1 million, with $2.9 million disbursed. All of such additional loans were performing in accordance with their terms at September 30, 2000.

Real estate owned consists of the following:

                                                 September 30,      December 31,
                                                     2000              1999
                                                   -------           -------
                                                         (In thousands)

Real estate owned                                  $   424           $   500
Less allowance for loss                                  2                 6
                                                   -------           -------
Total real estate owned                            $   422           $   494
                                                   =======           =======

Changes in allowance for loss on real estate owned are as follows:

                                                   For the nine months
                                                   Ended September 30,
                                                   -------------------
                                                    2000          1999
                                                   -----         -----
                                                      (In thousands)

Balance, beginning of period                       $   6         $  36
Provision charged to income                           14            10
Losses charged to allowance                          (18)          (12)
                                                   -----         -----
Balance, end of period                             $   2         $  34
                                                   =====         =====


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


                                      COMMUNITY SAVINGS BANKSHARES, INC.




                                      /s/ JAMES B. PITTARD, JR.
                                      ------------------------------------------
Date:  October 31, 2000               James B. Pittard, Jr.
                                      President and Chief Executive Officer


Date:  October 31, 2000               /s/ LARRY J. BAKER
                                      ------------------------------------------
                                      Larry J. Baker
                                      Senior Vice President, Chief Financial
                                      Officer and Treasurer