Form 10-K
period 2000-12-31
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2001-03-26
CIK 1068725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ____________ to ____________

                        Commission File Number 000-25089

                       COMMUNITY SAVINGS BANKSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             UNITED STATES                                 65-0870004
----------------------------------------     -----------------------------------
    (State or Other Jurisdiction of          IRS Employer Identification Number)
    Incorporation or Organization)

660 US HIGHWAY ONE, NORTH PALM BEACH, FL                     33408
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (561) 881-2212
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) his filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES    X       NO
    -------       -------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

      As of March 16, 2001, there were issued and outstanding 8,570,963 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates (persons other than the employee stock ownership plan, directors and executive officers) of the Registrant, computed by reference to the closing sales price ($13.75) of the Common Stock on March 16, 2001, was $95,851,346.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 (Parts II and IV).

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

                       COMMUNITY SAVINGS BANKSHARES, INC.

      Bankshares is a Delaware-chartered stock holding company organized in August 1998. Bankshares' primary asset is its investment in its wholly owned subsidiary, the Association. On December 15, 1998, Bankshares completed its reorganization and stock offering (the "Reorganization") in connection with the conversion and reorganization of ComFed, M. H. C. (the "Holding Company"), a mutual holding company, and its mid-tier holding company, Community Savings Bankshares, Inc., a federally chartered mid-tier stock holding company (the "Mid-Tier"). Bankshares sold 5,470,651 shares of common stock at $10.00 per share in a subscription and community offering (the "Offering") resulting in net proceeds of approximately $53.0 million. Bankshares also issued 5,078,233 shares of common stock to existing minority shareholders of the Mid-Tier (the "Exchange") at an exchange ratio of 2.0445 shares (the "Exchange Ratio") for each share of Mid-Tier common stock. The Reorganization was accounted for at historical cost in a manner similar to a pooling of interests. Therefore, all financial information has been presented as if Bankshares had been in existence for all periods presented in this Annual Report on Form 10-K ("Form 10-K") and the Exchange Ratio has been applied to all stock-related data for comparability purposes.

      At December 31, 2000, Bankshares had total assets of $962.7 million, total loans of $691.3 million, total deposits of $681.1 million, and total shareholders' equity of $112.5 million. At December 31, 2000, there were 8,542,363 shares of common stock outstanding which trades on The Nasdaq Stock Market under the symbol "CMSV".

      Bankshares' executive office is located at 660 U.S. Highway One, North Palm Beach, Florida and its telephone number at that address is (561) 881-2212.

                            COMMUNITY SAVINGS, F. A.

      The Association, founded in 1955, is a federally chartered savings and loan association headquartered in North Palm Beach, Florida and is the wholly owned subsidiary of Bankshares. The Association's deposits are federally insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Association has been a member of the Federal Home Loan Bank of Atlanta ("FHLB") since 1955. The Association's primary federal banking regulator is the Office of Thrift Supervision ("OTS").

      On December 15, 1998, Bankshares became the holding company for the Association as a result of the completion of the Reorganization. In the course of the Reorganization, the Holding Company and the Mid-Tier were merged with and into the Association. Such mergers were accounted for in a manner similar to a pooling of interests and did not result in any significant accounting adjustments. Net proceeds from the Reorganization approximated $53.0 million which were initially invested in interest-earning deposits, and which have subsequently been disbursed primarily to fund loan originations and securities purchases, and repurchases of Bankshares' common stock in open market repurchase programs. This use of funds reflected the implementation of the Association's business plan to prudently deploy the capital raised in the Reorganization, without an increase in high-risk lending or investment activities.

      The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public residing in the Association's market area (as described below). It uses such funds, together with other borrowings, to invest in various residential and commercial real estate loans, consumer and commercial business loans, and mortgage-backed and related securities ("MBS") and investment securities. See "- Lending Activities" and "- Securities Portfolio". The Association's principal sources of funds are deposits, principal and interest payments on loans and securities, and FHLB advances. The principal source of income is interest received from loans and securities, while principal expenses are interest paid on deposits and borrowings and employee compensation and benefits. See "- Sources of Funds." The Association's strategy is to operate as a well-capitalized, profitable and independent community-oriented savings and loan association. The Association has implemented this strategy by emphasizing retail deposits as its primary funding source and investing a substantial part of such funds in locally originated residential first mortgage loans, in MBS and in liquid investment securities.

      The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, together with the yields earned or rates paid on such instruments. The Association is sensitive to managing interest rate risk exposure by better matching asset and liability maturities and rates. This is accomplished while considering the inherent credit risk of assets. The Association maintains asset quality by using comprehensive loan underwriting standards, effective collection efforts as well as by primarily originating or purchasing secured or guaranteed assets. The Association also uses leveraged transactions in which security purchases are funded with lower costing FHLB advances thereby creating an attractive interest rate spread (the difference between the yield earned on the securities and the rate paid on the borrowings).

      The Association's executive office is located at 660 U.S. Highway One, North Palm Beach, Florida, and its telephone number at that address is (561) 881-4800.

FORWARD-LOOKING STATEMENTS

      Statements contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Bankshares with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of Bankshares that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates; deposit flows; the level of defaults, losses and prepayments on loans and MBS held by Bankshares in portfolio or sold in the secondary markets; loan demand; real estate values; competition; changes in accounting principles, policies, practices or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting Bankshares' operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-K, and Bankshares assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

      The economy in the Association's market area is service-oriented and is significantly dependent upon government, foreign trade, tourism, and its continued attraction as a retirement area. A variety of county-supported programs have been instituted to create new jobs and to encourage relocation or expansion of companies with an emphasis placed on high-technology and service industries. Major employers in Palm Beach County include Pratt and Whitney, Motorola, Inc., Florida Power and Light Co., and Flo Sun, Inc. Martin County major employers include Martin Memorial Medical Center, Northrop Grumman Aircraft Systems, Inc., and Publix Super Markets. St. Lucie County major employers include Columbia Lawnwood Regional Medical, Publix Super Markets, and HCA Medical Center of Pt. St. Lucie. Indian River Memorial Hospital, Publix Super Markets, and New Piper Aircraft Corp are major employers in Indian River County.

      Bankshares' market area on the southeast coast of Florida has a large concentration of financial institutions. Many of these institutions are significantly larger and have greater financial resources than the Association. All of these institutions are competitors of the Association to varying degrees. As a result, the Association encounters strong competition both in attracting deposits and in originating real estate and other loans.

      The competition for real estate and other loans comes principally from commercial banks, mortgage-banking companies, and other savings associations. The competition for loans has increased substantially in recent years due to the large number of institutions competing in the market area as well as the increased efforts by commercial banks to expand mortgage loan originations. The Association competes for loans primarily through competitive interest rates and the loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers, and builders. Factors that affect competition include general and local economic conditions, current interest rate levels, and the volatility of the mortgage markets.

      As a result of the sales in 1999 of the majority of the MacArthur Foundation land holdings located in Palm Beach, Martin and St. Lucie Counties, major real estate development began in Northern Palm Beach County during 2000. The Association's lending staff has and will continue to aggressively pursue lending opportunities resulting from this development.

      The Association's most direct competition for deposits has come historically from commercial banks, securities broker-dealers, other savings associations, and credit unions in its market area. Continued strong competition from such financial institutions is expected in the foreseeable future. The market area includes branches of several commercial banks that are substantially larger than the Association in terms of state-wide deposits. The Association competes for savings by offering depositors a high level of personal service and expertise together with a wide range of financial services as well as competitive pricing.

LENDING ACTIVITIES

      GENERAL. Historically, the principal lending activity of the Association has been the origination of fixed- and adjustable-rate mortgage loans collateralized by one- to four-family residential properties located in its primary market area. It is the Association's intention to offer varied products in the residential mortgage loan area. The Association currently emphasizes the origination of adjustable-rate residential mortgage ("ARM") loans, and fixed-rate residential mortgage loans with terms of 15 years or less. In addition, the Association encourages origination of residential mortgage loans which provide for a fixed-rate of interest during the first five or seven years and which thereafter convert to ARM loans, the interest rate of which adjusts annually. At times, it has been the Association's policy to sell in the secondary market, on a servicing retained basis, all fixed-rate mortgage loan originations with terms to maturity greater than 15 years. However, based on management's assessment of the market at a particular time and Board of Director established limits, the Association may periodically decide to retain such loans in the portfolio. At December 31, 2000, there were no loans held for sale and loans serviced for other institutions totaled $9.2 million.

      Although the Association's primary emphasis is on residential real estate lending, the Association's policy is to meet demand for other types of loans by offering a wide variety of loan programs designed to meet customers' needs. In response to customer demand, the Association has expanded its commercial lending programs by adding new commercial loan officers and a credit analyst to its staff. The Association intends to continue to pursue the origination of such loans during 2001 in connection with providing services to its small business customers.

      At December 31, 2000, the net loan portfolio totaled $691.3 million. At such date, the weighted average remaining term to maturity of the net loan portfolio was approximately 16.4 years. At December 31, 2000, $353.2 million, or 51% of the total net loan portfolio consisted of loans with adjustable interest rates.

      To supplement local loan originations, the Association also invests in MBS that directly or indirectly provide funds principally for residential home buyers in the United States. The Association has also purchased either participations in or whole residential real estate loans serviced by other institutions. Such loans totaled $50.2 million, net of premiums, at December 31, 2000. In addition, the Association participates with other financial institutions in programs to provide residential mortgage loans to low and moderate income borrowers. During 2001, the Association intends to use its loan solicitors to continue the expansion of its lending activities, particularly one- to four-family residential loans and commercial real estate and business loans. However, competition for commercial loans remains high in its marketplace, and the Association may not be able to significantly increase the amount of such loans in its portfolio.

      ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the loan portfolio by type of loan at the dates indicated.

                                                                       At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2000                1999                1998                1997                1996
                                        ----                ----                ----                ----                ----
                                                                   (Dollars in thousands)
Real estate loans:
  Residential 1-4 family (1)     $511,324    67.82%  $432,301    64.73%  $421,766    73.58%  $339,117    70.90%  $293,366    71.11%
  Residential construction (2)    147,139    19.51    110,710    16.58     54,391     9.49     32,828     6.86     33,158     8.04
  Land                             20,216     2.68     40,399     6.05     14,624     2.55     17,117     3.58     19,426     4.71
  Multi-family (3)                 10,501     1.39      5,845     0.88      8,392     1.46      8,800     1.84      8,096     1.96
  Commercial (4)                   37,255     4.94     58,492     8.76     46,118     8.04     59,220    12.38     37,815     9.17
  Non-residential construction      8,170     1.08          -     -         6,292     1.10      2,022     0.42      2,200     0.53
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total real estate loans       734,605    97.42    647,747    97.00    551,583    96.22    459,104    95.98    394,061    95.52
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

Non-real estate loans:
  Consumer loans (5)               14,029     1.86     13,484     2.02     15,015     2.62     15,694     3.28     16,028     3.88
  Commercial business               5,454     0.72      6,520     0.98      6,635     1.16      3,530     0.74      2,458     0.60
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total non-real estate loans    19,483     2.58     20,004     3.00     21,650     3.78     19,224     4.02     18,486     4.48
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
    Total loans receivable        754,088   100.00%   667,751   100.00%   573,233   100.00%   478,328   100.00%   412,547   100.00%
                                 --------   ======   --------   ======   --------   ======   --------   ======   --------   ======

Less:
  Undisbursed loan proceeds        60,874              56,948              33,202              24,163              20,765
  Unearned discounts and
      premiums and net
      deferred fees and costs      (1,955)             (1,489)             (1,333)               (206)                200
  Allowance for loan losses         3,875               3,923               3,160               2,662               2,542
                                 --------            --------            --------            --------            --------
    Total loans receivable net   $691,294            $608,369            $538,204            $451,709            $389,040
                                 ========            ========            ========            ========            ========

-----------

(1) Includes participations or whole loans purchased of $49.8 million, $30.6 million, $44.7 million, $19.5 million, and $1.7 million, at December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

(2) Includes construction loans for both single- and multi-family residential properties.

(3)  Includes participations of $505,000 at December 31, 1996.

(4)  Includes participations of $115,000, $131,000, $146,000, $162,000, and
     $190,000, at December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

(5) Includes primarily home equity lines of credit, automobile loans, and loans secured by savings deposits. At December 31, 2000, the disbursed portion of home equity lines of credit totaled $9.2 million.

      LOAN AND MORTGAGE-BACKED AND RELATED SECURITIES MATURITY AND REPRICING SCHEDULE. The following table sets forth certain information as of December 31, 2000 regarding the dollar amount of loans, net of loans in process ("LIP"), and MBS maturing in the Association's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Adjustable- -rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature. Fixed-rate loans are included in the period in which the final contractual repayment is due. Fixed-rate MBS are assumed to mature in the period in which the final contractual payment is due on the underlying mortgage.

                                             Within 1       1-3          3-5          5-10      More Than
                                               Year        Years        Years        Years       10 Years       Total
                                             --------     --------     --------     --------     --------     --------
                                                                          (In thousands)
Real estate loans:
   One- to four-family residential (1)       $195,607     $138,145     $105,812     $ 80,058     $ 58,668     $578,290
   Commercial, multi-family and land (1)       63,479       19,035        5,574        3,616        2,135       93,839
Consumer (excluding lines of credit)            2,790        2,369          517          213            -        5,889
Equity line of credit (2)                       9,180            -            -            -            -        9,180
Commercial business                             4,609          761          308          338            -        6,016
                                             --------     --------     --------     --------     --------     --------
    Total loans receivable (net of LIP)      $275,665     $160,310     $112,211     $ 84,225     $ 60,803     $693,214
                                             ========     ========     ========     ========     ========     ========

Mortgage-backed and related securities       $ 14,036     $ 12,473     $ 11,985     $ 22,680     $  6,202     $ 67,376
                                             ========     ========     ========     ========     ========     ========

-----------

(1)  Includes construction loans.

(2)  Adjustable-rate equity lines of credit reprice on a monthly basis.

      The following table sets forth at December 31, 2000, the dollar amount of all fixed-rate and adjustable-rate loans due after December 31, 2001 based on either the repricing date or the contractual maturity as described above.

                                            Fixed     Adjustable      Total
                                            -----     ----------      -----
                                                  (Dollars in thousands)

Real estate loans:
     One- to four-family residential       $259,901     $122,782     $382,683
     Commercial, multi-family and land       21,353        9,007       30,360
Consumer and commercial business              4,506            -        4,506
                                           --------     --------     --------
           Total (net of LIP)              $285,760     $131,789     $417,549
                                           ========     ========     ========

Percentage of total loans (net of LIP)        41.22%       19.01%       60.23%
                                           ========     ========     ========

Mortgage-backed and related securities     $ 53,340     $      -     $ 53,340
                                           ========     ========     ========


      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The Association's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by properties located in its market area. Such loans are generally underwritten in conformity with the criteria established by Fannie Mae ("FNMA"), with the exception of loans exceeding applicable FNMA dollar limits and loans purchased through the Association's affiliation with a consortium of financial institutions which provides loans to low and moderate income borrowers, as discussed below. The Association generally does not originate one- to four-family residential loans secured by properties outside of its market area although in recent periods it has purchased a modest amount of single-family residential loans secured by properties in the southeast United States and California. At December 31, 2000, $511.3 million, or 67.8%, of the gross loan portfolio consisted of one- to four-family residential mortgage loans. The weighted average contractual maturity of one- to four-family residential mortgage loans at the time they are originated is approximately 27 years. However, it has been the Association's experience that the average length of time such loans remain outstanding is approximately 5 years.

      The Association currently offers one- to four-family residential mortgage loans with terms typically ranging from 15 to 30 years, and with adjustable or fixed interest rates. In addition, the Association offers hybrid residential mortgage loans. These loans have a fixed-rate of interest during the first five or seven years of the term of the loans. After this fixed-rate period expires, the loans convert to ARM loans with an annual interest rate adjustment. This loan product allows the Association to offer a loan with a relatively short period during which the interest rate is fixed but which typically provides for an initial interest rate which is greater than could be obtained on ARM loans originated in the local market. This loan product is generally offered with a term of between l5 and 30 years. Originations of fixed-rate mortgage loans, hybrid loans, and ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Association's asset/liability strategy, and loan products offered by its competitors. In a rising interest rate environment, which existed throughout 2000, borrowers typically prefer fixed-rate loans to ARM loans. Nonetheless, the Association has continued to emphasize the origination of ARM loan products. ARM loan originations totaled $144.4 million, or 83.9%, of all one- to four-family loan originations during the year ended December 31, 2000.

      The Association currently offers ARM loans with an annual adjustment based on changes in the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year ("Treasury Index") plus a margin, usually 287.5 basis points. Each ARM loan has an annual interest rate adjustment limitation of 200 basis points and a maximum lifetime adjustment of 600 basis points above the initial rate. ARM loans are originated with initial rates below the fully indexed rate, the amount of such discount varying depending upon market conditions. Management determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated. Negative amortization of the ARM loans is not allowed. One- to four-family residential ARM loans totaled $273.6 million at December 31, 2000.

      The primary purpose of offering ARM loans is to make the loan portfolio more interest rate sensitive. However, because the interest income earned on ARM loans varies with prevailing interest rates, such loans do not offer as consistently a predictable stream of interest income as compared to long-term, fixed-rate loans. In addition, ARM loans have the potential for increased credit risk associated with potentially higher monthly payments due from borrowers as general market interest rates increase and the loan interest rate is adjusted upward. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. To offset this risk, loans are underwritten as if the highest market rate the borrower would be capable of paying under the terms of the loan was in effect.

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

      As an integral part of its community reinvestment activities, the Association participates with other financial institutions in local consortiums. These consortiums are committed to provide financing of one- to four-family mortgage loans for low- and moderate-income borrowers. The consortiums underwrite and package the loans. The loans are then either sold to the member institutions on a whole loan basis or closed and funded directly by the member institution. These loans are originated to borrowers within the Association's market area and provide for either fixed or adjustable rates of interest. The Association determines which loans it will purchase or fund directly after conducting its own due diligence review of the loan package offered. The Association closed approximately $675,000 in consortium loans during fiscal 2000. Management intends, subject to market conditions, to continue to participate in consortiums of this nature in the future.

      The Association also purchases single-family residential loans from other sources, such as mortgage origination companies, or brokers, under the same guidelines as described above. In addition, such loan purchases include a contract between the mortgage origination company and the Association, which contains an indemnification clause protecting the Association from loss resulting from misrepresentations in the loan applications or other information provided to the Association. During fiscal 2000, $57.1 million of such loans were closed. Management intends, subject to market conditions, to continue purchasing and/or closing such loans.

      The Association may purchase participation interests or whole loans secured by one- to four-family residences when funds available for lending exceed the demand for residential loans in its local market or to facilitate funding of large projects. At December 31, 2000, the loan portfolio included $49.8 million of loan participations and whole loans secured by one- to four-family residences. Purchases of such loans totaled $29.4 million during fiscal 2000.

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

      Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Appraisals are generally performed by an independent outside appraiser. Such regulations permit a maximum loan-to-value ratio of 95% for loans secured by residential property and 85% or less for all other real estate loans. The Association's lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and ARM loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property which serves as collateral for the loan. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 95%, the borrower is generally required to obtain private mortgage insurance. An origination fee of between 1% and 2% of the total loan amount on all one- to four-family loans may be charged depending on the market conditions. Fire and casualty insurance (and flood insurance if the property is within a designated flood plain), as well as title insurance regarding good title, are required on all properties securing real estate loans made by the Association.

      CONSTRUCTION AND LAND LOANS. At December 31, 2000, $113.2 million, or 15.0%, of the gross loan portfolio consisted of one- to four-family residential construction loans. Fixed- and adjustable-rate residential construction loans are currently offered primarily for the construction of owner-occupied single-family residences in the Association's market area to builders who have a contract for sale of the property or to owners who have a contract for construction. Advances are made as each phase of construction is completed and verified by the Association. In addition, construction loans are also made to builders for single-family residences held for sale. Such loans totaled $18.8 million at December 31, 2000. Construction loans for owner-occupied single-family residences are generally structured to become permanent loans upon completion of construction, and are originated with terms of up to 30 years with an allowance of up to six months for construction during which period the borrower makes interest-only payments. Construction loans to builders for residences held for sale are generally originated for a term of up to one year and provide for interest-only payments.

      At December 31, 2000, the Association's largest real estate construction loan was a $23.8 million line of credit, with disbursed funds of $16.0 million. In order to comply with the Association's regulatory loans-to-one-borrower limit, a $12.5 million participation interest in the line of credit was sold by the Association to Bankshares. This acquisition and construction line of credit is secured by single-family estate homes and condominiums located on the Atlantic Ocean in Indian River County and is performing in accordance with its terms.

      Construction loans are also offered on multi-family and commercial real estate property. At December 31, 2000, multi-family and commercial real estate construction loans totaled $34.0 million, or 4.5%, and $8.2 million, or 1.1%, of the gross loan portfolio, respectively.

      In addition, loans are originated within the Association's market area which are secured by individual unimproved or improved lots zoned primarily to become single-family residences, as well as commercial and agricultural properties. At December 31, 2000, land loans totaled $20.2 million, or 2.7%, of the gross loan portfolio. Land loans are currently offered as either one-year ARM loans or fixed-rate loans with terms of up to 15 years. The maximum loan-to-value ratio for such land loans is 75%.

      Adjustable-rate single-family construction and land loans are currently offered at the Treasury Index plus a margin, usually between 287.5 and 400 basis points. Adjustable-rate construction loans and land loans have an annual interest rate cap of 200 basis points and a lifetime interest rate cap of either 500 or 600 basis points over the initial interest rate. Initial interest rates may be below the fully indexed rate but the loan is underwritten at the fully indexed rate.

      Construction lending generally involves a greater degree of credit risk than one- to four-family residential mortgage lending. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Association may be confronted with a completed project which has a value which is insufficient to assure full repayment. Loans made on lots carry the risk of adverse zoning changes, environmental issues, or other restrictions on future use.

      MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Loans secured by multi-family real estate constituted approximately $10.5 million, or 1.4%, of the gross loan portfolio at December 31, 2000. At December 31, 2000, a total of 51 loans were secured by multi-family residential properties. Multi-family residential loans are primarily secured by rental properties with between five and thirty-six units. At December 31, 2000, substantially all multi-family residential loans were secured by properties located within the Association's market area. At December 31, 2000, multi-family residential loans had an average principal balance of approximately $206,000. At such date, the largest multi-family residential loan consisted of a commitment to disburse $8.5 million of which $4.2 million had been extended. Such loan was performing in accordance with its terms. Multi-family residential loans are currently only offered with adjustable interest rates, although in the past, fixed-rate multi-family residential loans also were originated. Multi-family residential loans typically have adjustable interest rates tied to a market index and amortize over 20 to 25 years. An origination fee of between 1% to 2% is usually charged on multi-family residential loans. Multi-family residential loans are generally originated for amounts up to 75% of the appraised value of the property securing the loan. The initial interest rate on multi-family residential loans is currently priced using the Treasury Index plus a margin, usually between 325 and 375 basis points depending on the nature and size of the project. Originations of multi-family loans have been limited in recent years due to the limited demand for such projects in the Association's market area.

      In its underwriting process, the Association reviews the ability of expected net operating income generated by the real estate to support the debt service, the age and condition of the collateral, the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties, and any financial reserves the borrower may have.

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

      COMMERCIAL REAL ESTATE LOANS. Loans secured by commercial real estate constituted approximately $37.3 million, or 4.9%, of the gross loan portfolio at December 31, 2000. Commercial real estate loans are secured by improved property such as offices, hotels, small business facilities, strip shopping centers, warehouses, commercial land, and other non-residential buildings. At December 31, 2000, substantially all of the commercial real estate loans were secured by properties located within the Association's market area. At December 31, 2000, 179 loans were secured by commercial real estate with an average principal balance of approximately $208,000. Commercial real estate loans are currently only offered with adjustable interest rates, although in the past the Association originated fixed-rate commercial real estate loans. The terms of each commercial real estate loan are negotiated on a case-by-case basis, although such loans typically have adjustable interest rates tied to a market index such as the prime rate plus a margin. An origination fee of up to 1% of the principal balance of the loan is typically charged on commercial real estate loans. Commercial real estate loans originated by the Association generally amortize over 15 to 20 years and have a maximum loan-to-value ratio of 75%.

      An experienced commercial lending manager, two commercial loan officers, and a credit analyst are part of the Lending Division staff. During the year ended December 31, 2000, $6.0 million of commercial real estate loans were originated resulting in an aggregate total of such loans of $37.3 million. The Association intends to continue to emphasize the origination of commercial real estate and business loans to its commercial customers in the future due to the favorable return earned by the Association on such loans. The Association's ability to originate such loans is limited by intense competition for commercial loans in its market area.

      At December 31, 2000, the largest commercial real estate loan relationship had an outstanding principal balance of $2.2 million, which is within the Association's regulatory loans-to-one-borrower limit. The collateral for the loan is two business parcels containing multiple retail stores, lumberyards, and office buildings located in the Association's market area. The loan is currently performing in accordance with its terms.

      In underwriting commercial real estate loans, the same underwriting standards and procedures are employed as are used in underwriting multi-family real estate loans. Loans secured by commercial real estate generally involve a higher degree of risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

      CONSUMER LOANS. As of December 31, 2000, consumer loans totaled $14.0 million, or 1.9%, of the gross loan portfolio. The principal types of consumer loans offered are home equity lines of credit, fixed-rate second mortgage loans, automobile loans, mobile home loans, boat loans, recreational vehicle loans, unsecured personal loans, and loans secured by deposit accounts. Home equity lines of credit are offered on a variable-rate basis, predominately tied to the Wall Street Journal prime rate. The collateral for these loans is the borrower's principal residence. Other consumer loans are offered primarily on a fixed-rate basis with maturities generally of five years or less. Consumer loans are underwritten using the Association's customary lending standards. The Association anticipates that its involvement in consumer lending will continue but recognizes that local competition for consumer loans may limit the Association's ability to significantly increase the total of its consumer loan portfolio.

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

      COMMERCIAL BUSINESS LOANS. The Association currently offers commercial business loans to finance small businesses in its market area. Commercial business loans are primarily offered as a customer service to business account holders. Such loans may include commercial lines of credit, loans on inventory, equipment, receivables, or other collateral and unsecured loans. The Association emphasizes its activities in the commercial business lending market as part of its goal to increase commercial lending. Currently, competition in the Association's market area makes it difficult to increase originations of such loans. At December 31, 2000, the 110 commercial business loans outstanding had an aggregate balance of $5.5 million and an average loan balance of approximately $50,000. Commercial business loans originated during the year ended December 31, 2000 totaled $6.7 million. Commercial business loans are offered with both fixed- and adjustable-interest rates. Adjustable-rates on commercial business loans are priced against the Wall Street Journal prime rate, plus a margin. The loans are offered with terms of up to five years and are underwritten using the Association's customary underwriting standards.

      At December 31, 2000, the largest commercial business loan was a $2.5 million line of credit secured by accounts receivable, contract rights, inventory, equipment, furniture and personal property. The line of credit did not have an outstanding principal balance at December 31, 2000 and it is currently performing in accordance with its terms.

      Commercial business loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business or are collateralized by property that may not provide an adequate source of repayment. Personal guarantees from the borrower or a third party are generally obtained as a condition to originating its commercial business loans.

      LOAN ORIGINATIONS, SOLICITATION, PROCESSING, COMMITMENTS, AND PURCHASES. Loan originations are derived from a number of sources such as real estate broker referrals, existing customers, developers, and walk-in customers. In the case of a real estate loan, an independent appraiser approved by the Association appraises the real estate intended to secure the proposed loan. Outside members of the Board of Directors, the Chairman of the Board of Directors, the President, certain other officers, and branch managers have been granted the authority to approve loans in various amounts depending on the types of loans involved. In addition, the Association has a Loan Committee, consisting of at least one outside director and the President, the Division Director of Lending and the New Loan Operations Manager. Larger loans must be approved by one or more of such members of the Loan Committee depending on the size of the loan. Loans in excess of $2.5 million may only be approved by any three members of the Large Loan Committee. The members of the Large Loan Committee include five of the outside directors, the President, the Division Director of Lending, and the New Loan Operations Manager. At December 31, 2000, commitments to originate loans, excluding the undisbursed portion of loans in process, totaled $6.9 million.

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

      In addition to originations, the Association also purchases loans secured by one- to four-family residences from consortiums, mortgage origination companies, or brokers, as previously discussed in "One- to Four-Family Residential Real Estate Loans." The Association may also purchase participation loans when funds available for lending exceed the demand for loans in its local market or to facilitate funding of larger projects. All of such purchased loans, which totaled $49.8 million at December 31, 2000, are secured by residential real estate loans. Substantially all of such loans are whole loans; however, participation interests account for approximately $4.9 million of the $49.8 million.

ORIGINATION, PURCHASE AND SALE OF LOANS. The table below shows the loan origination, purchase and sales activity for the periods indicated.

                                                                Year Ended December 31,
                                                      ---------------------------------------
                                                        2000           1999           1998
                                                        ----           ----           ----
                                                                  (In thousands)
Loans receivable, net at beginning of period          $ 608,369      $ 538,204      $ 451,709
Originations:
   Real estate loans:
     One- to four-family residential (1)                172,106        150,951        169,636
     Land                                                11,073         31,431          3,996
     Multi-family (1)                                     3,808         15,000            283
     Commercial (1)                                       6,000         26,098         11,347
                                                      ---------      ---------      ---------
        Total real estate loans                         192,987        223,480        185,262
   Non-real estate loans:
     Consumer                                             3,999          2,858          4,760
     Commercial business                                  6,724          1,909          6,220
                                                      ---------      ---------      ---------
        Total originations                              203,710        228,247        196,242

Transfer of mortgage loans to
     foreclosed real estate                                (614)          (656)          (713)
Loans and participations purchased (2) (3)               37,738          6,066         38,354
Repayments                                             (141,559)      (133,212)      (139,635)
Loans and participations sold (2) (3)                   (12,500)        (6,000)             -
Decrease (increase) in allowance for loan losses             48           (763)          (498)
Decrease in amortization of unearned discounts
     and premiums and net deferred fees and costs           466            156          1,127
Increase in loans in process                             (3,926)       (23,746)        (9,038)
Change in other                                            (438)            73            656
                                                      ---------      ---------      ---------
Net loan activity                                        82,925         70,165         86,495
                                                      ---------      ---------      ---------
Total loans receivable, net at end of period          $ 691,294      $ 608,369      $ 538,204
                                                      =========      =========      =========

-----------

(l) Includes loans to finance the construction of one- to four-family residential properties, and loans originated for sale in the secondary market.

(2) Includes a $6.0 million participation interest in a $21.0 million land loan sold by the Association to Bankshares in 1999 in order to comply with the loans-to-one borrower regulation.

(3) Includes a $12.5 million participation in a $16.0 million construction loan secured by 36 condominium units sold by the Association to Bankshares in 2000 in order to comply with the loans-to-one borrower regulation.

      LOAN ORIGINATION FEES AND OTHER INCOME. In addition to interest earned on loans, the Association may receive loan origination fees. To the extent that loans are originated or acquired for its portfolio, Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS No. 91") requires that loan origination fees and costs be deferred and amortized as an adjustment of yield over the life of the loan by using the level yield method. ARM loans originated below the fully-indexed interest rate will have a substantial portion of the deferred amount recognized as income in the initial adjustment period. Fees and costs deferred under SFAS No. 91 are recognized into income immediately upon the prepayment or the sale of the related loan. At December 31, 2000, unearned discounts and premiums, and deferred loan origination fees and costs totaled $2.0 million. Loan origination fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets which, in turn, respond to the demand and availability of funds.

      In addition to loan origination fees, the Association also receives servicing income and other fees that consist primarily of servicing fees, late charges, and other miscellaneous fees. Such fees totaled $237,000, $387,000, and $198,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

      LOAN SERVICING. Although the Association primarily originates loans for its own portfolio, it also has sold fixed-rate loans to Freddie Mac ("FHLMC") and to FNMA. At December 31, 2000, the unpaid principal balances of loans sold totaled approximately $9.2 million. The Association services such loans, receiving a fee of between 0.25% and 0.375% per loan. The Association does not purchase loan servicing from other sources.

      LOANS-TO-ONE BORROWER. Savings and loan associations are subject to the same loans-to-one borrower limits as those applicable to national banks. Under current regulations, loans to one borrower are restricted to an amount equal to 15% of the Association's unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). This 15% limitation resulted in a dollar limitation of approximately $12.8 million at December 31, 2000. The Association was in compliance with the regulation at December 31, 2000.

The following table presents the five largest lending relationships at December 31, 2000:

                                                                                           At December 31, 2000
                                                                                    ------------------------------------
                                                                                    Total of loans      Amount disbursed
                                                                                    --------------      ----------------
Description of collateral:                                                                    (In thousands)
  Seven loans which include construction loans to build single-family homes, acquisition and development loans to build a mixed use project including commercial and single-family homes and
    secured lines of credit                                                            $  9,825             $   6,191
  Three loans which include an acquisition and construction loan to build single-family condominiums, a lot loan and a commercial real estate
    loan secured by an auto service facility (1)                                         24,473                16,646
  Four construction loans to build single-family homes                                   10,893                 6,171
  Five acquisition and development loans to build multi-family homes and
    two commercial buildings                                                              9,963                 6,302
  One participation interest in a $52.0 million construction loan to build
    two condominium buildings                                                             8,500                 4,231

-----------

(1) Included in the $16.6 million disbursed at December 31, 2000, is a $12.5 million participation interest sold by the Association to Bankshares in 2000 in order to comply with the loans-to-one borrower regulation.

At December 31, 2000, all of the aforementioned loans were performing in accordance with their terms.

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

      The following table sets forth information with respect to loans past due 60 to 89 days in the loan portfolio at the dates indicated.

                                                  At December 31,
                                              ----------------------
                                              2000     1999     1998
                                              ----     ----     ----
                                                  (In thousands)

Loans past due 60-89 days:
  One- to four-family residential             $701     $426     $695
  Commercial and multi-family real estate        -        -        -
  Consumer and commercial business              17        -      100
  Land                                           3        -        -
                                              ----     ----     ----
      Total loans past due 60-89 days         $721     $426     $795
                                              ====     ====     ====

      NON-PERFORMING ASSETS. At December 31, 2000, non-performing assets (non-performing loans and real estate owned ("REO")) totaled $3.5 million, and the ratio of non-performing assets to total assets was 0.36%. Real estate acquired by the Association through foreclosure or by deed in lieu of foreclosure is classified as substandard until such time as it is sold. REO is recorded at cost which is the estimated fair value of the property at the time the loan is foreclosed. Prior to foreclosure, these properties are carried at fair value less estimated costs to sell.

      The following table sets forth information regarding non-accrual loans delinquent 90 days or more, and real estate acquired or deemed acquired by foreclosure at the dates indicated. When a loan is delinquent 90 days or more, all accrued interest thereon is fully reserved and the loan ceases to accrue interest thereafter. For all the dates indicated, there were no material restructured loans within the meaning of SFAS No. 15 (as amended by SFAS No.
121).

                                                                            At December 31,
                                                        ------------------------------------------------------
                                                         2000        1999        1998        1997        1996
                                                         ----        ----        ----        ----        ----
                                                                         (Dollars in thousands)
Non-performing loans:
   One- to four-family residential (1)                  $2,888      $1,015      $1,537      $1,289      $1,524
   Commercial and multi-family real estate                   -           5          52           -           -
   Consumer and commercial business loans                    8          12          67          55         107
   Land                                                    420           7          12          35           -
                                                        ------      ------      ------      ------      ------
Total non-performing  loans                              3,316       1,039       1,668       1,379       1,631
REO                                                        170         494         522         592       1,455
Other repossessed assets                                     -           -          22           -           -
                                                        ------      ------      ------      ------      ------
Total non-performing assets (2)                         $3,486      $1,533      $2,212      $1,971      $3,086
                                                        ======      ======      ======      ======      ======

Total non-performing  loans to net loans receivable       0.47%       0.17%       0.31%       0.31%       0.42%
Total non-performing loans to total assets                0.36        0.12        0.20        0.19        0.25
Total non-performing assets to total assets               0.36        0.17        0.26        0.27        0.47

-----------

(1) At December 31, 2000 , includes two loans totaling $2.3 million for golf course villa construction as described below.

(2)  Net of specific valuation allowances.

      The largest non-performing asset at December 31, 2000 consisted of two loans totaling $2.3 million to a local builder for the construction of 78 golf course villas. Scheduled interest became delinquent when slower than expected sales reduced the project's cash flows. At the present time, management does not anticipate incurring any loss of principal on these loans.

      During the year ended December 31, 2000, gross interest income of $249,000 would have been recorded on non-performing loans accounted for on a non-accrual basis if the loans had been current throughout the period. No interest income on non-accrual loans was included in income during such period.

      The following table sets forth information regarding delinquent loans, REO, and loans to facilitate the sale of REO at December 31, 2000.

                                               At December 31, 2000
                                               --------------------
                                               Balance       Number
                                               -------       ------
                                              (Dollars in thousands)

Residential real estate:
  Loans 60 to 89 days delinquent               $  701           15
  Loans more than 89 days delinquent            2,888           13
Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                    -            -
  Loans more than 89 days delinquent                -            -
Consumer and commercial business:
  Loans 60 to 89 days delinquent                   17            3
  Loans more than 89 days delinquent                8            3
Land:
  Loans 60 to 89 days delinquent                    3            1
  Loans more than 89 days delinquent              420            2
REO                                               170            3
Other repossessed assets                            -            -
Loans to facilitate sale of REO                   229            4
                                               ------       ------
      Total                                    $4,436           44
                                               ======       ======

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

      The following table sets forth the aggregate amount of the Association's classified assets at the dates indicated.

--------------------------------------------------------------------------------
                                                  At December 31,
                                          2000         1999         1998
                                          ----         ----         ----
                                                  (In thousands)

Substandard assets (1)                   $3,808       $3,052       $3,056
Doubtful assets                               -            -            -
Loss assets                                   2            6          291
                                         ------       ------       ------
     Total classified assets             $3,810       $3,058       $3,347
                                         ======       ======       ======

--------------------------------------------------------------------------------
(1) Includes three loans aggregating $1.1 million which were performing according to their terms at December 31, 1999, but which management classified as substandard due to doubts about the future collectibility of such loans. Subsequent to December 31, 1999, two of these loans were paid off by the borrower. During 2000, the Association foreclosed on the property securing the third loan. The fair market value of $61,000 is included in REO at December 31, 2000. The property was sold for a loss by the Association during February 2000.

      ALLOWANCE FOR LOAN LOSSES. Management's policy is to provide for estimated losses on the loan portfolio based on management's evaluation of losses inherent in the loan portfolio that may be incurred. Provisions for losses, which increase the allowances for loan losses, are established by charges to income. Such allowances represent the amounts which, in management's judgment, are adequate to absorb charge-offs of existing loans which may become uncollectible. The adequacy of the allowance is determined by management's monthly evaluation of the loan portfolio and related collateral, in light of past loss experience, the volume and type of lending engaged in by the Association, present economic conditions and other factors considered relevant by management.

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

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                          At December 31,
                                                ---------------------------------------------------------------------
                                                  2000           1999           1998           1997           1996
                                                  ----           ----           ----           ----           ----
                                                                       (Dollars in thousands)
Total loans receivable, net                     $ 691,294      $ 608,369      $ 538,204      $ 451,709      $ 389,040
                                                =========      =========      =========      =========      =========
Average loans outstanding for the period        $ 648,315      $ 577,603      $ 510,491      $ 411,098      $ 383,258
                                                =========      =========      =========      =========      =========
Allowance balance (at beginning of period)          3,923      $   3,160      $   2,662      $   2,542      $   2,312
Provision for losses                                  376            905            622            264            243
Recoveries                                              -              4            252              -              -
Charge-offs:
  Real estate loans                                  (393)           (17)          (376)          (143)           (13)
  Consumer and commercial business loans              (31)          (129)             -             (1)             -
                                                ---------      ---------      ---------      ---------      ---------
Allowance balance (at end of period)            $   3,875      $   3,923      $   3,160      $   2,662      $   2,542
                                                =========      =========      =========      =========      =========
Allowance for loan losses as a percent
  of loans receivable at end of period               0.56           0.64           0.58           0.59           0.65
Net loans charged off as a percent of
  Average  loans outstanding                         0.07           0.02           0.02           0.04              -
Ratio of allowance for loan losses to
  non-performing loans at end of period (1)        116.86         377.57         189.45         193.04         155.86
Ratio of allowance for loan losses to
  non-performing assets at end of period (1)       111.15         255.90         142.86         135.06          82.37

-----------

(1)  Net of specific reserves.

      ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance by category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses incurred in any category.

                                                                          At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                         2000               1999                1998                1997               1996
                                 ------------------- ------------------- ------------------- ------------------- -------------------
                                         % of Loans          % of Loans          % of Loans          % of Loans          % of Loans
                                           In Each             In Each             In Each             In Each             In Each
                                         Category to         Category to         Category to         Category to         Category to
                                            Total               Total               Total               Total               Total
                                 Amount   Loans (1)  Amount   Loans (1)  Amount   Loans (1)  Amount   Loans (1)  Amount     Loans
                                 ------   ---------  ------   ---------  ------   ---------  ------   ---------  ------     -----
                                                                       (Dollars in thousands)
Balance at end of period
      applicable to:
   One- to four-family
      residential (2)            $2,075     82.82%   $2,073     81.31%   $1,540     84.16%   $1,042     78.18%   $1,037     79.68%
   Land                             650      2.68       650      6.05       650      2.55       650      3.58       630      4.71
   Multi-family residential         300      5.90       300      0.88       300      1.46       300      1.84       300      1.96
   Commercial real estate (2)       650      6.02       700      8.76       550      8.05       550     12.38       500      9.17
   Consumer and commercial
      business                      200      2.58       200      3.00       120      3.78       120      4.02        75      4.48
                                 ------    ------    ------    ------    ------    ------    ------    ------    ------    ------
Total allowance for loan losses  $3,875    100.00%   $3,923    100.00%   $3,160    100.00%   $2,662    100.00%   $2,542    100.00%
                                 ======    ======    ======    ======    ======    ======    ======    ======    ======    ======

-----------

(1) Percentages do not reflect adjustments for undisbursed loan proceeds, unearned discounts, net deferred fees, and the allowance for loan losses.

(2)  Includes construction loans for such properties.

SECURITIES PORTFOLIO

      The Association's primary focus is the origination of loans. However, during past periods when mortgage loan demand was moderate and the Association had de-emphasized the origination of fixed-rate loans, management invested excess liquidity in investment securities, including mutual funds, and in MBS rather than purchasing whole loans or loan participations. At December 31, 2000, the Association's securities portfolio including interest-earning deposits at the FHLB totaled $191.4 million or 19.9% of total assets. Such securities are subject to classification based on the intentions of management. Securities purchased for the portfolio are classified as either held to maturity or as available for sale. The Association has no securities classified as trading.

      The Association maintains an Investment Committee which meets on a monthly basis to review the securities portfolio and make recommendations to be carried out by management. Members of the Investment Committee consist of the Association's Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Lending. All investments owned by the Association must be rated BBB or higher by a recognized rating service. In the event that a security rating falls below BBB, that security is considered for adverse classification by the investment committee. The December 31, 2000 held to maturity securities included a mortgage-backed security with a book value of $1.8 million whose rating had fallen to B and was included on the Association's watch list.

      Investments purchased are comprised primarily of United States Government and agency obligations, mutual funds that invest in mortgage-backed securities and government and agency obligations, MBS, corporate debt securities, interest-earning deposits at the FHLB, and FHLB stock. Some of such investments allow the issuer to call the securities at predetermined times during the life of the security. There were no calls during the year ended December 31, 2000. Principal repayments on amortizing securities totaled $11.2 million during 2000 as compared to $29.5 million during 1999. The repayments are a general reflection of higher market rates of interest which cause certain securities to pay off more slowly.

      The Association was previously required under federal regulations to maintain a minimum amount of liquid assets invested in specified short-term securities and certain other investments. The Association generally maintained a portfolio of liquid assets that exceeded regulatory requirements. Liquidity levels were increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that would be available in the future, as well as management's projections as to the short term demand for funds to be used in loan origination and other activities. While the liquidity regulation has been discontinued by the OTS for 2001, liquidity levels will continue to be monitored by Association management on a regular schedule. For further information regarding the securities portfolio see Notes 1, 2 and 3 to the Notes to Consolidated Financial Statements contained in Bankshares' Annual Report to Shareholders for the Year Ended December 31, 2000 (the "Annual Report") attached hereto as Exhibit 13.

      SECURITIES PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for the securities portfolio at December 31, 2000.

                                                                      At December 31, 2000
                                            ------------------------------------------------------------------------
                                              One Year or Less          One to Five Years        Five to Ten Years
                                            ---------------------    ----------------------    ---------------------
                                                       Annualized                Annualized               Annualized
                                                        Weighted                  Weighted                 Weighted
                                            Carrying     Average     Carrying      Average     Carrying     Average
                                              Value       Yield        Value        Yield        Value       Yield
                                            --------     -------     --------     --------     --------     -------
Securities held to maturity:
    United States Government
       and agency obligations               $      -           -%    $ 15,550        11.37%    $    657        9.30%
    Corporate debt issues                          -           -            -            -        5,463        5.71

       Securities                                289        7.79           99         8.12            -           -
                                            --------     -------     --------     --------     --------     -------
Total securities held to maturity                289        7.79       15,649        11.35        6,120        6.09
                                            --------     -------     --------     --------     --------     -------

Securities available for sale:
    United States Government
       and agency obligations                  7,477        5.63       26,764         5.82            -           -
    Equity securities                             60        0.75            -            -            -           -
    Mutual funds                              35,237        6.65            -            -            -           -
    Corporate debt issues                        228        0.00            -            -            -           -
    Mortgage-backed and related
       securities                                  -           -            6        13.40            -           -
                                            --------     -------     --------     --------     --------     -------

    Total securities available for sale       43,003        6.43       26,770         5.83            -           -
                                            --------     -------     --------     --------     --------     -------

    Total securities portfolio              $ 43,292        6.39%    $ 42,419         7.86%    $  6,120        6.09%
                                            ========     =======     ========     ========     ========     =======


                                                                      At December 31, 2000
                                            ------------------------------------------------------------------------
                                             More than Ten Years
                                            ---------------------            Total
                                                       Annualized    ---------------------                Annualized
                                                        Weighted                               Average     Weighted
                                            Carrying     Average     Carrying      Market      Life in      Average
                                              Value       Yield        Value        Value       Years        Yield
                                            --------     -------     --------     --------     --------    --------
Securities held to maturity:
    United States Government
       and agency obligations               $      -           -%    $ 16,207     $ 18,776         2.90       11.29%
    Corporate debt issues                          -           -        5,463        5,667         8.75        5.71

       Securities                             11,967        7.30       12,355       12,293        17.63        7.32
                                            --------     -------     --------     --------     --------    --------
Total securities held to maturity             11,967        7.30       34,025       36,736         8.51        8.95
                                            --------     -------     --------     --------     --------    --------

Securities available for sale:
    United States Government
       and agency obligations                      -           -       34,241       34,241         1.95        5.78
    Equity securities                              -           -           60           60            -        0.75
    Mutual funds                                   -           -       35,237       35,237            -        6.65
    Corporate debt issues                      6,630        8.59        6,858        6,858        20.89        8.31
    Mortgage-backed and related
       securities                             55,016        6.99       55,022       55,022        27.22        6.99
                                            --------     -------     --------     --------     --------    --------

    Total securities available for sale       61,646        7.16      131,418      131,418            -        6.22
                                            --------     -------     --------     --------     --------    --------

    Total securities portfolio              $ 73,613        7.19%    $165,443     $168,154            -        6.78%
                                            ========     =======     ========     ========     ========    ========

      MORTGAGE-BACKED AND RELATED SECURITIES. The Association invests in MBS which are included in the securities portfolio and are classified as either available for sale or held to maturity. At December 31, 2000, net MBS totaled $67.4 million, or 7.0%, of total assets. Of this amount, $12.4 million and $55.0 million were classified as held to maturity and available for sale, respectively. At December 31, 2000, the market value of the net MBS portfolio totaled approximately $67.3 million. Management primarily invests in fixed-rate MBS with weighted average lives of five to seven years. Management believes that investing in short-term MBS allows for better management of the Association's exposure to fluctuations in interest rates. During fiscal year 2000, $635,000 of MBS were purchased, using funds provided by public funds deposits, odd-term certificates of deposit and FHLB advances.

      Collateralized mortgage obligations ("CMOs") are typically issued by a special-purpose entity (in the Association's case, private issuers or government agencies), which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the CMO. Once combined, the cash flows are divided into "tranches" or "classes" of individual bonds, thereby creating more predictable average durations for each bond than the underlying pass-through pools. Accordingly, under the CMO structure, all principal paydowns from the various mortgage pools are allocated to a CMO's first class until it has been paid off, then to a second class until such class has been paid off, and then to the following classes in order of priority. Substantially all of the CMOs held in the securities portfolio consist of senior sequential tranches, primarily investments in one of the first three tranches of the CMO. By purchasing senior sequential tranches, management is attempting to ensure the cash flow associated with such an investment. Generally, such tranches have stated maturities ranging from 6.5 years to 30 years; however, because of prepayments, the expected weighted average life of these securities is less than the stated maturities. While non-agency private issues are somewhat less liquid than CMOs issued or guaranteed by Government National Mortgage Association ("GNMA"), FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs, such higher yield reflecting in part the lack of such guarantee or protection.

      SECURITIES HELD TO MATURITY. At December 31, 2000, investment securities held to maturity totaled $34.0 million and included United States Government and agency obligations totaling $16.2 million, MBS totaling $12.4 million and corporate debt issues totaling $5.4 million.

      The following tables set forth the carrying value of, and activity in the securities held to maturity at the dates indicated. At December 31, 2000, the aggregate market value of the securities was approximately $36.7 million.

                                                                         At December 31,
                                              ----------------------------------------------------------------------
                                                      2000                     1999                      1998
                                                      ----                     ----                      ----
                                              Amount          %        Amount           %        Amount          %
                                              -------      ------      -------       ------      -------      ------
                                                                      (Dollars in thousands)
Securities:
     US Government and agency obligations     $16,207       47.63%     $14,564        37.53%     $13,088       24.87%
     Corporate debt issues                      5,463       16.06        5,944        15.32        7,135       13.56
Mortgage-backed and related securities:
     FHLMCs                                     2,010        5.91        3,763         9.70        5,245        9.97
FNMAs                                           1,208        3.55        1,706         4.40        2,504        4.76
     GNMAs                                        682        2.00          853         2.20        1,269        2.41
     CMOs and related                           8,357       24.56       11,831        30.49       23,190       44.07
     Agency for International Development
         ("AID") loans                             98        0.29          141         0.36          188        0.36
                                              -------      ------      -------       ------      -------      ------
        Total mortgage-backed and
              related securities               12,355       36.31       18,294        47.15       32,396       61.57
                                              -------      ------      -------       ------      -------      ------
        Total securities held to maturity     $34,025      100.00%     $38,802       100.00%     $52,619      100.00%
                                              =======      ======      =======       ======      =======      ======

                                                 Year Ended December 31,
                                          ------------------------------------
                                            2000          1999          1998
                                            ----          ----          ----
                                                    (In thousands)
Securities held to maturity
    Balance, beginning of period          $ 38,802      $ 52,619      $ 67,801
    Purchases                                    2             -             -
    Calls                                        -             -        (1,427)
    Sales                                        -             -             -
    Maturities                                   -             -        (3,386)
    Repayments                              (6,469)      (14,723)      (12,067)
    Discount and premium amortization        1,690         1,457         1,523
    Transfer to available for sale               -          (413)            -
    Write down of impaired security              -          (138)            -
    Gain on calls                                -             -           175
                                          --------      --------      --------
    Balance, end of period                $ 34,025      $ 38,802      $ 52,619
                                          ========      ========      ========

      SECURITIES AVAILABLE FOR SALE. Securities available for sale are carried on the books at fair value as required by FASB No. 115 and totaled $131.4 million at December 31, 2000. Included in securities available for sale are equity securities totaling $60,000, mutual funds totaling $35.2 million, United States Government and agency obligations totaling $34.2 million, corporate debt issues totaling $6.9 million and MBS totaling $55.0 million.

      Mutual fund investments include mutual funds that invest primarily in mortgage-backed securities and government and agency securities, and are classified as available for sale for accounting purposes. The mutual funds which invest in mortgage-backed securities have characteristics similar to the MBS in which they invest. Mutual fund investments include approximately $34.9 million in funds which invest in adjustable-rate mortgage-backed securities issued by FNMA, FHLMC and GNMA, as well as CMOs and real estate mortgage investment conduits and other securities collateralized by or representing interests in real estate mortgages.

      The following tables set forth the carrying value of, and activity in, the securities available for sale at the dates indicated.

                                                                        At December 31,
                                            -----------------------------------------------------------------------
                                                     2000                     1999                      1998
                                                     ----                     ----                      ----
                                             Amount         %         Amount          %         Amount          %
                                            --------     ------      --------      ------      --------      ------
                                                                    (Dollars in thousands)
Equity securities:
   FNMA stock                               $     35       0.03%     $     25        0.02%     $     30        0.03%
   Independent Bankers Bank of Florida            25       0.02            25        0.02             -        -
U. S. Government and agency
      obligations                             34,241      26.06        33,479       23.11        10,072       10.59
Mutual funds                                  35,237      26.81        49,845       34.41        40,387       42.44
Corporate debt issues                          6,859       5.22         4,866        3.36             -        -
Mortgage-backed and related securities:
   United States agency pass-thru
      certificates                            43,228      32.89        44,309       30.59        19,790       20.80
   CMOs                                       11,793       8.97        12,291        8.49        24,872       26.14
                                            --------     ------      --------      ------      --------      ------
Total securities available for sale         $131,418     100.00%     $144,840      100.00%     $ 95,151      100.00%
                                            ========     ======      ========      ======      ========      ======

                                                 Year Ended December 31,
                                         -------------------------------------
                                            2000          1999          1998
                                            ----          ----          ----
                                                     (In thousands)
Securities available for sale:
   Balance, beginning of period          $ 140,840     $  95,151     $ 142,269
   Purchases                                 2,632        73,314        25,086
   Transfer from held to maturity                -           413             -
   Calls                                         -        (5,000)      (40,323)
   Sales                                   (15,000)            -             -
   Maturities                                    -             -             -
   Repayments                               (4,768)      (14,802)      (31,955)
   Write-down of impaired security            (138)            -             -
   Discount and premium amortization            92           116           323
   (Gain) loss on sales and calls              (75)            -             -
   Increase (decrease) in market value       3,835        (4,352)         (249)
                                         ---------     ---------     ---------
   Balance, end of period                $ 131,418     $ 144,840     $  95,151
                                         =========     =========     =========

      Included in corporate debt issues at December 31, 2000 and 1999 are two asset-backed securities issued by the Auto Bonds Receivable Corporation (the "Auto Bonds"), which were purchased during fiscal year 1994, and are secured by automobile loan receivables. At December 31, 1999, the Auto Bonds were in default with materially reduced payments occurring. Consequently, management determined that the decline in fair value on the Association's investment in the Auto Bonds was other than temporary, resulting in a write down of $138,000 and a reclassification from held to maturity to available for sale, resulting in a balance of $413,000. During fiscal year 2000, management recorded an additional write down of $138,000, resulting in a balance of $254,000 at December 31, 2000. The trustee for the Auto Bonds brought suit against the risk default insurance carrier to require payment of the principal balance and accrued interest on these bonds. Management cannot be certain as to the outcome of such litigation.

      INTEREST-EARNING DEPOSITS AND FHLB OF ATLANTA STOCK. On a daily basis, management primarily invests excess funds in an interest-earning overnight account at the FHLB of Atlanta. The balance of this account was $26.0 million at December 31, 2000. In addition, interest-earning deposits totaling $1.3 million were held in other financial institutions at December 31, 2000. Such funds are available to provide liquidity to meet lending requirements and daily operations.

      The Association is required to purchase and maintain FHLB of Atlanta stock based on the Association's asset size and its outstanding total of FHLB advances. FHLB of Atlanta stock is not readily marketable as it is not traded on a registered security exchange.

      The following table sets forth the carrying value of interest-earning deposits and FHLB of Atlanta stock at the dates indicated.

                                                         At December 31,
                                           --------------------------------------------
                                             2000        1999        1998        1997
                                             ----        ----        ----        ----
                                                         (In thousands)
Interest earning deposits:
    FHLB-Atlanta                           $ 25,962    $ 21,422    $100,332    $ 13,621
    Other deposits                            1,312       1,760       1,378           -
                                           --------    --------    --------    --------
        Total interest-earning deposits    $ 27,274    $ 23,182    $101,710    $ 13,621
                                           ========    ========    ========    ========


FHLB stock                                 $  8,063    $  7,009    $  4,722    $  3,264
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

      DEPOSITS. Consumer and commercial deposits are attracted principally from within the Association's market area through the offering of a broad selection of deposit instruments including non-interest-bearing demand accounts, NOW accounts, passbook savings, money market deposit accounts, term certificate accounts and individual retirement accounts. While deposits of $100,000 or more are accepted, premium rates for such deposits are not currently offered. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. A committee consisting of the Association's President and management representing the operations, accounting, lending and marketing functions meets weekly to evaluate the internal cost of funds, survey rates offered by competing institutions, review the Association's cash flow requirements for lending and liquidity and the amount of certificates of deposit maturing in the upcoming weeks. This committee executes rate changes when deemed appropriate. Funds are not obtained through brokers, nor are funds solicited outside the Association's market area.

      The following table sets forth information regarding interest rates, terms, minimum amounts, and balances of deposits as of December 31, 2000.

   Weighted                                                                                                       Percentage
   Average            Minimum                                                 Minimum                              of Total
Interest Rate          Term            Checking and Savings Deposits (1)       Amount            Balances          Deposits
-------------          ----            ---------------------------------       ------            --------          --------
                                                                                         (Dollars in thousands)
     0.00%             None       Non-interest-bearing accounts                 None            $  44,662              6.56%
     0.75              None       NOW accounts                              $    100               79,110             11.62
     1.73              None       Passbook accounts                              100               34,506              5.07
     3.48              None       Money market deposit accounts                1,000               91,214             13.38
                                                                                                ---------          --------
                                     Total checking and savings deposits                          249,492             36.63
                                                                                                ---------          --------

                                          Certificates of Deposit (1)
                                          ---------------------------

     5.59      1 - 5 months       Fixed term, fixed-rate                       1,000               13,526              3.13
     5.46      6-11 months        Fixed term, fixed-rate                       1,000               52,109             12.07
     6.45      12-17 months       Fixed term, fixed-rate                       1,000              285,336             66.11
     5.45      24-30 months       Fixed term, fixed-rate                       1,000               15,534              3.60
     5.58      36-47 months       Fixed term, fixed-rate                       1,000                7,090              1.64
     5.89      48-59 months       Fixed term, fixed-rate                       1,000                1,655              0.38
     6.24      Over 60 months     Fixed term, fixed-rate                       1,000               54,689             12.67
     1.73      Various            Fixed term, fixed-rate                       1,000                  272              0.06
     5.83      Various            Negotiated Jumbo                           100,000                1,366              0.32
                                                                                                ---------          --------
     6.22                            Total certificates of deposit                                431,577             63.37
                                                                                                ---------          --------
     4.58                            Total deposits                                             $ 681,069            100.00%
                                                                                                =========          ========

-----------

(1) IRA and KEOGH accounts are generally offered throughout all terms stated above with aggregate balances of $55.6 million and $995,000, respectively, at December 31, 2000.

      The following table sets forth the change in dollar amount in the various types of savings accounts offered between the dates indicated:

                                 Balance    Percent    Incr.       Balance    Percent    Incr.       Balance    Percent    Incr.
                                    at        of      (Decr.)        at         of      (Decr.)        at         of      (Decr.)
                                                       From                              From                              From
                                ------------------------------    ------------------------------    ------------------------------
                                12/31/00   Deposits   12/31/99    12/31/99   Deposits   12/31/98    12/31/98   Deposits   12/31/97
                                ------------------------------    ------------------------------    ------------------------------
                                                                      (Dollars in thousands)
Non-interest-bearing demand
     accounts                   $ 44,662      6.56%   $  5,233    $ 39,429      6.42%   $  7,660    $ 31,769      5.34%   $  7,054
NOW accounts                      79,110     11.62       3,037      76,073     12.39      (6,555)     82,628     13.91      12,766
Passbooks                         34,506      5.07          40      34,466      5.61       1,547      32,919      5.54       2,698
Money market deposit
     accounts                     91,214     13.39      (9,085)    100,299     16.34      10,404      89,895     15.12      11,063
Time deposits which mature:
     Within 12 months            273,991     40.22      16,063     257,928     42.01     (19,326)    277,254     46.64      16,482
     Within 12-36 months         127,650     18.74      41,892      85,758     13.97      32,025      53,733      9.04      (5,061)
     Beyond 36 months             29,936      4.40       9,946      19,990      3.26      (6,212)     26,202      4.41      (1,310)
                                --------    ------    --------    --------    ------    --------    --------    ------    --------
          Total deposits        $681,069    100.00%   $ 67,126    $613,943    100.00%   $ 19,543    $594,400    100.00%   $ 43,692
                                ========    ======    ========    ========    ======    ========    ========    ======    ========

      The following table sets forth the certificates of deposit classified by rates as of the dates indicated.

                                            At December 31,
                                  -----------------------------------
                                    2000         1999         1998
                                    ----         ----         ----
Rate                                        (In thousands)
----

3.00% or less                     $    272     $    286     $    940
3.01 - 3.99%                             -           12           11
4.00 - 4.99%                         5,899      135,880       74,835
5.00 - 5.99%                       134,354      151,899      238,564
6.00 - 6.99%                       226,301       67,028       33,983
7.00 - 7.99%                        64,751        8,571        8,856
                                  --------     --------     --------
Total certificates of deposit     $431,577     $363,676     $357,189
                                  ========     ========     ========


      The following table sets forth the amount and maturities of certificates of deposit at December 31, 2000.

                                            Amount Due
                   -----------------------------------------------------------
                   Less Than     1-2       2-3       3-4       4-5
Rate                One Year    Years     Years     Years     Years     Total
----                --------    -----     -----     -----     -----     -----
                                          (In thousands)

3.00% or less       $    272    $    -      $  -      $  -     $   -  $    272
3.01 - 3.99%               -         -         -         -         -         -
4.00 - 4.99%           3,352       850       545     1,152         -     5,899
5.00 - 5.99%         120,089     6,812     7,063       390         -   134,354
6.00 - 6.99%         148,757    47,855     1,771     4,693    23,225   226,301
7.00 - 7.99%           1,520    62,693        62         -       476    64,751
                    --------  --------  --------  --------  --------  --------
Total certificates
     of deposit     $273,990  $118,210  $  9,441  $  6,235  $ 23,701  $431,577
                    ========  ========  ========  ========  ========  ========


      The following table indicates the amount of negotiable certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                                 Certificates
                                                                  of Deposit
                                                                  of $100,000
Remaining Maturity                                                  or More
------------------                                               --------------
                                                                 (In thousands)

Three months or less                                                $19,721
Three through six months                                              8,946
Six through twelve months                                            19,529
Over twelve months                                                   32,790
                                                                    -------
   Total                                                            $80,986
                                                                    =======


      Deposits are used to fund loan originations, the purchase of securities and for general business purposes. The deposit growth in fiscal year 2000 of $67.1 million reflected the use of odd-term and promotional certificate of deposit products, as well as increased retail deposits generated by aggressive, competitive pricing of such products in the market area. The Association also continues to emphasize commercial checking accounts for small local businesses.

      The following table sets forth the net changes in the deposit activities for the periods indicated.

                                           Year Ended December 31,
                                 ----------------------------------------
                                    2000           1999           1998
                                    ----           ----           ----
                                              (In thousands)

Deposits                         $3,250,479     $2,875,680     $2,737,244
Withdrawals                       3,208,622      2,875,669      2,715,239
                                 ----------     ----------     ----------
Net increase before interest         41,857             11         22,005
credited
Interest credited                    25,269         19,532         21,687
                                 ----------     ----------     ----------
Net increase in deposits         $   67,126     $   19,543     $   43,692
                                 ==========     ==========     ==========


      BORROWINGS. Savings deposits are the primary source of funds for lending and investment activities and for general business purposes. If the need arises, advances from the FHLB may be used to supplement the supply of lendable funds and to meet deposit withdrawal requirements as well as in leveraged transactions used to purchase securities. Advances from the FHLB typically are collateralized by the Association's stock in the FHLB and a blanket floating lien on the Association's one- to four-family first mortgage loans. At December 31, 2000, $146.7 million of FHLB advances were outstanding with a weighted average interest rate of 5.87%.

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

      On September 30, 1983, the Association sold two of its branches to another financial institution. Under terms of the sale, the Association issued a 10.94%, 30-year term mortgage-backed bond (the "Bond") for approximately $41.6 million. A discount was recorded on the Bond which is being accreted using the interest method of accounting over the life of the Bond. The Bond bears an interest rate that is adjustable semi-annually on each April 1 and October 1 to reflect changes in the average of the United States 10-year and 30-year long-term bond rates. At December 31, 2000, the net outstanding balance of the Bond was $13.6 million with an effective rate of 9.97%. For further information on the Bond, see Note 10 to the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

      On October 24, 1994, in connection with the Association's Plan of Reorganization into a mutual holding company, the Association established an Employee Stock Ownership Plan ("ESOP") for all eligible employees. The ESOP is funded by two loans from Bankshares. ESOP Loan I was used to purchase 389,248 shares of common stock (as adjusted by the Exchange Ratio of 2.0445) in the open market. The loan is being repaid from the Association's contributions to the ESOP over a period of up to seven years and had an outstanding balance of $244,000 at December 31, 2000. The loan has a fixed interest rate of 8.50%. ESOP Loan II was used to permit the ESOP to purchase an additional 437,652 shares in connection with the Reorganization. The loan is being repaid over 15 years and the loan had an outstanding balance of $3.8 million at December 31, 2000 and has a fixed interest rate of 7.75%. For further information, see Note 13 to the Notes to the Consolidated Financial Statements in the Annual Report attached hereto as Exhibit 13.

      The following table sets forth the source, balance, and rate of borrowings for the years ended December 31, 2000, 1999, and 1998.

                                                            Year Ended December 31,
                                                     ------------------------------------
                                                       2000          1999          1998
                                                             (Dollars in thousands)
FHLB advances:
  Maximum month-end balance                          $161,250      $140,186      $ 94,443
  Balance at end of period                            146,714       140,186        91,920
  Average balance (1)                                 145,224       108,627        74,614
Weighted average interest rate during the period         6.04%         5.64%         5.94%
Weighted average interest rate at end of period          5.87%         5.59%         5.76%

Mortgage-backed bond:
  Maximum month-end balance                          $ 14,584      $ 15,502      $ 16,414
  Balance at end of period                             13,581        14,508        15,430
  Average balance (1)                                  14,151        15,062        15,989
Weighted average interest rate during the period        10.18%         9.30%         9.70%
Weighted average interest rate at end of period          9.97%        10.09%         8.78%

-----------

(1)  Computed on the basis of month-end balances.

SUBSIDIARY ACTIVITIES

      The Association currently has two active subsidiaries.

      ComFed, Inc. ("ComFed") was formed in February 1971 to operate an insurance agency, Community Insurance Agency, which sells mortgage life insurance. ComFed also receives income and incurs related expenses from the sale of third party mutual funds and annuities. Such third party mutual funds and annuities include products widely marketed to the investing public and have investment advisors that are not affiliated with ComFed. For the year ended December 31, 2000, ComFed reported net income of $131,000. At December 31, 2000, the Association had an equity investment in ComFed of $88,000.

      Palm River Development Co., Inc. ("Palm River"), incorporated in 1999, is involved in a real estate development venture commenced in mid-1999 to construct and sell single-family lots, condominiums, villa homes and carriage homes on 117 acres of land located in Indian River County, Florida. Under the terms of the development agreement, Palm River will fund all construction and development costs, including the cost of acquiring the land, and receives interest on any outstanding funding. Profits from home and lot sales, after interest, are divided equally between Palm River and its development partner. Palm River's investment in and advances to the real estate venture totaled $14.0 million at December 31, 2000. Palm River recognized a net loss of $939,000 during the year ended December 31, 2000. This net loss represents the expected recognition of start-up costs during the preliminary stages of this construction project. Developed lot closings are expected to commence during the first half of 2001. Construction of the models is expected to begin in the first half of 2001. Currently, the sale of all the units is anticipated to be completed during 2004.

                                                Number
                                               Of units           Reservations
               Type of units                   planned            on units (1)
-------------------------------------------------------------------------------

Riverfront single-family lots                     17                     11
Condominiums                                      48                      8
Villa single-family homes                        112                      3
Carriage duplex homes                             22                      3
                                                 ---                     --
Total                                            199                     25
                                                 ===                     ==

-----------
(1) Reservations require a deposit of 10% of the purchase price from the buyer to reserve a particular lot or home but allow the purchaser to cancel the reservation without penalty. Reservations are being converted to contracts as a result of the receipt of certain approvals were received from city and county authorities in February 2001. Cancellation of contracts results in the purchasers forfeiting their deposits.

A $12.5 million line of credit from the Association is used by the project to fund operations as needed. An additional $6.0 million loan from Bankshares for the project was made during 2000. At December 31, 2000, the Association had an equity loss in Palm River of $1.1 million. The balances of the loans from the Association and Bankshares were $10.3 million and $6.0 million, respectively, at December 31, 2000.

PERSONNEL

      As of December 31, 2000, Bankshares had no separately compensated employees. Officers of Bankshares are employees of the Association and receive all compensation from the Association. Because Bankshares' primary activity is holding the stock of the Association, employees of the Association only perform limited duties for Bankshares.

      As of December 31, 2000, the Association had 254 full-time and 36 part-time employees. None of the Association's employees is represented by a collective bargaining group. The Association believes it has a good relationship with its employees.

                                   REGULATION

      Set forth below is a brief description of certain laws and regulations applicable to Bankshares and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

      HOLDING COMPANY ACTIVITIES. Bankshares operates as a unitary savings and loan holding company. Generally, there are only limited restrictions on the activities of a unitary savings and loan holding company which applied to become or were a unitary savings and loan holding company prior to May 4, 1999 and its non-savings institution subsidiaries. Under the enacted Gramm-Leach-Bliley Act of 1999 (the "GLBA"), companies which applied to the OTS after May 9, 1999 to become unitary savings and loan holding companies are restricted to engaging in those activities traditionally permitted to multiple savings and loan holding companies. If the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of grandfathered unitary savings and loan holding companies under the GLBA, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "-The Association - Qualified Thrift Lender Test," then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "-The Association - Qualified Thrift Lender Test."

      The GLBA also imposed new financial privacy obligations and reporting requirements on all financial institutions. The privacy regulations require, among other things, that financial institutions establish privacy policies and disclose such policies to its customers at the commencement of a customer relationship and annually thereafter. In addition, financial institutions are required to permit customers to opt out of the financial institution's disclosure of the customer's financial information to non-affiliated third parties. Such regulations become mandatory as of July 1, 2001.

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

      Under the leverage capital requirement adopted by the OTS, savings associations maintain "core capital" in an amount equal to at least 4% (3% if the savings association receives the OTS's highest rating) of adjusted total assets. Core capital is generally defined as common stockholders' equity, including retained earnings. At December 31, 2000, the Association's ratio of core capital to total adjusted assets was 7.73%.

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

      OTS regulations establish special capitalization requirements for savings associations that own service corporations and other subsidiaries, including subsidiary savings associations. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership, including the assets of includable subsidiaries in which the association has a minority interest that is not consolidated for GAAP purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 2000, the $9.2 million investment in Palm River was subject to a deduction from tangible capital.

      The OTS amended its risk-based capital requirements to require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings association is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an association's assets, liabilities, and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Implementation of this component has been postponed by the OTS. The final rule was to be effective as of January 1, 1994, subject however to a three quarter lag time in implementation. However, because of continuing delays by the OTS, the interest rate risk component has never been operative.

      At December 31, 2000, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.73%, 7.73%, and 14.29%, respectively. See Note 14 to the Notes to Consolidated Financial Statements included in the Annual Report, attached hereto as Exhibit 13.

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

      At December 31, 2000, the Association was in the "well capitalized" category for purposes of the above regulations and as such is not subject to any of the above mentioned restrictions.

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

      LIQUIDITY REQUIREMENTS. All savings institutions were previously required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement varied from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. During 2000, the required minimum liquid asset ratio was 4%. For the month ended December 31, 2000, the Association's average liquidity ratio was 8.7%. This regulation was discontinued by the OTS effective in 2001.

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

      BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside that state in which the federal institution has its home office unless the institution meets the Internal Revenue Service's (the "IRS") domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution was chartered by the state in which its home office is located; or
(iii) the branch was operated lawfully as a branch under the state law prior to the savings institution's conversion to a federal charter.

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

      QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by meeting the IRS Test or by meeting the second prong of the QTL test set forth in the HOLA. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operation. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Currently, the portion of the QTL test that is based on the HOLA rather than the Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB; and direct or indirect obligations of the FDIC. In addition, small business loans, credit card loans, student loans and loans for personal, family, and household purposes are allowed to be included without limitation as qualified investments. The following assets, among others, also may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At December 31, 2000, the qualified thrift investments of the Association were approximately 78.5% of its portfolio assets.

      FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administer the home financing credit function or savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e. advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At December 31, 2000, the Association had $146.7 million of FHLB advances. See Note 9 to Notes to Consolidated Financial Statements in the Annual Report.

      As a member, the Association is required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 2000, the Association had $8.1 million in FHLB stock, which was in compliance with this requirement.

      The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. The dividend yield on the Association's FHLB stock was 7.75%, 7.57% and 7.25% for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.

      FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2000, the Association was in compliance with the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

                                    TAXATION
FEDERAL TAXATION

      For federal income tax purposes, Bankshares files a consolidated federal income tax return with the Association on a fiscal year basis.

      On May 13, 1997, permission was received from the IRS to change the accounting period, for federal income tax purposes, from September 30th to December 31st, effective December 31, 1996.

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

      Deferred income taxes arise from the recognition of certain items of income and expense for tax purposes in years different from those in which they are recognized in the financial statements. In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 was implemented by Bankshares retroactively, effective October 1, 1993. The liability method accounts for deferred income taxes by applying the enacted statutory rates in effect at the balance sheet date to differences between the book cost and the tax cost of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

      Bankshares is subject to the corporate alternative minimum tax which is imposed to the extent it exceeds Bankshares' regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base will be a number of preference items, including the interest on certain tax-exempt bonds issued after August 7, 1986. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

      The Association was audited by the IRS for the tax year 1990 during fiscal year 1994. Based upon the audit, the Association received a "no-change" letter from the IRS. Bankshares has not been audited by the IRS. The fiscal years ended December 21, 2000, 1999, and 1998 for Bankshares and the Association are open for audit by the IRS. In addition, the fiscal year ended September 30, 1998 for the Association is open for audit. See Notes 1 and 11 to the Notes to the Consolidated Financial Statements in the Annual Report.

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

ITEM 2.           PROPERTIES
--------------------------------------------------------------------------------

      Bankshares owns no property independently from the Association. The Association conducts its business through its home office located in North Palm Beach, Florida, and 21 full-service branch offices located in Palm Beach, Martin, St. Lucie, and Indian River Counties. The following table sets forth certain information concerning the home office and each branch office of the Association at December 31, 2000. The aggregate net book value of the Association's premises and equipment and real estate held for investment was $25.3 million and $2.2 million at December 31, 2000, respectively. Real estate held for investment represents a pro-rata portion of the Association's office building located on Port St. Lucie Blvd. which is leased to tenants and a parcel of land held for future sale located adjacent to the Association's Maplewood office. For additional information regarding the Association's properties, see
Note 6 to the Notes to the Consolidated Financial Statements in the Annual Report, attached hereto as Exhibit 13. In addition, the Association owns or has placed earnest funds on four parcels of real estate for use as possible future branch sites. The Association's total investment in such other properties totaled $1.9 million at December 31, 2000 which is included in the aggregate net book value of the Association's premises and equipment set forth above.

LOCATION                                ADDRESS                     OPENING DATE      OWNED/LEASED
--------                                -------                     ------------      ------------
Home Office              660 U.S. Highway One                          02/19/88         Owned (1)
                         North Palm Beach, Florida
Branch Offices
--------------
Riviera Beach            2600 Broadway                                 08/19/55         Owned
                         Riviera Beach, Florida

Tequesta                 101 N U.S. Highway One                        07/19/59         Owned
                         Tequesta, Florida

Port Salerno             5545 SE Federal Highway                       11/05/74         Owned
                         Port Salerno, Florida

Palm Beach Gardens       9600 N. Alternate AlA                         12/19/74         Owned
                         Palm Beach Gardens, Florida

Jensen Beach             1170 NE Jensen Beach Boulevard                01/28/75         Owned
                         Jensen Beach, Florida

Singer Island            1100 East Blue Heron Boulevard                04/01/75         Owned
                         Riviera Beach, Florida

Ft. Pierce               1050 Virginia Avenue                          07/23/85         Owned
                         Ft. Pierce, Florida

Port St. Lucie Blvd.     147 SW Port St. Lucie Boulevard               12/07/98         Owned
                         Port St. Lucie, Florida

Martin Downs             3102 Martin Downs Boulevard                   07/24/85         Leased (2)
                         Palm City, Florida

Maplewood                1570 Indiantown Road                          10/05/98         Owned
                         Jupiter, Florida

Bluffs                   3950 U.S. Highway One                         09/18/86         Leased (3)
                         Jupiter, Florida

Village Commons          971 Village Boulevard                         06/26/89         Leased (4)
                         West Palm Beach, Florida

Hobe Sound               11400 SE Federal Highway                      02/05/90         Owned
                         Hobe Sound, Florida

St. Lucie West           1549 St. Lucie West Boulevard                 06/06/94         Owned
                         Port St. Lucie, Florida

Jupiter                  520 Toney Penna Drive                         07/10/95         Owned
                         Jupiter, Florida

LOCATION                                ADDRESS                     OPENING DATE      OWNED/LEASED
--------                                -------                     ------------      ------------
PGA                      PGA Shoppes on the Green                      04/22/96         Owned
                         7102 Fairway Drive
                         Palm Beach Gardens, Florida

Vero Beach               6030 20th Street                              07/21/97         Owned
                         Vero Beach, Florida

Lake Worth               5702 Lake Worth Road, Suite # 3,              10/20/97         Lease (5)
                         Lake Worth, Florida

Ibis                     10100 Northlake Boulevard                     12/13/99         Owned
                         West Palm Beach, Florida

Andros Isle              Shoppes at Andros Isle                        07/27/00         Owned
                         8961 Okeechobee Boulevard
                         West Palm Beach, Florida

Other Facilities
Training Center          20 Waterway Drive                             07/15/85         Owned (6)
                         Tequesta, Florida

Storage Warehouse        835 W 13th Street                             06/30/92         Owned
                         Riviera Beach, Florida

-----------

(1)  A branch office is also located at the same site.

(2) This lease expires on August 8, 2001 and provides for a renewal option which runs through August 8, 2003. Construction has begun on a new office to replace the existing leased facility on land owned by the Association. The new office is expected to be completed and the leased office closed in July 2001

(3) The current lease expires on October 31, 2001 and provides for a renewal option which runs through October 31, 2016. However, the Association has entered into a contract to purchase the land and building. The closing is currently expected to be completed before June 2001.

(4) This lease expires on June 25, 2004 and provides for a renewal option which runs through June 25, 2014.

(5)  This lease expires on September 1, 2002.

(6) Construction of an addition which will provide drive-in services is expected to begin in March 2001 and to be completed by June 2001

ITEM 3.     LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      There are various claims and lawsuits in which Bankshares is periodically involved incident to its business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.


ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

      None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

      For information concerning the market for Bankshares' common stock, see "The Association - Capital Distributions" in Part 1, Item 1 and the section captioned "Corporate Information" in Bankshares' Annual Report attached as
Exhibit 13 hereto and which is incorporated herein by reference.


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

ITEM 7-A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

      Information with respect to quantitative and qualitative disclosures about market risk is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Analysis, and - Market Value of Portfolio Equity" in the Annual Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

      Information required by this section is incorporated herein by reference from Bankshares' definitive Proxy Statement for the Annual Meeting of Shareholders filed March 26, 2001 (the "Proxy Statement"), specifically the section captioned "Ratification of Appointment of Independent Auditors".

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

      Information concerning Directors and Executive Officers of Bankshares is incorporated herein by reference from the Proxy Statement, specifically the sections captioned "Information with Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

      The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

      (a)(1)   Financial Statements
                 Independent Auditors' Report
                 Consolidated Statements of Financial Condition,
                    December 31, 2000, and 1999
                 Consolidated Statements of Operations,
                    Years Ended December 31, 2000, 1999 and 1998
                 Consolidated Statements of Shareholders' Equity,
                    Years Ended December 31, 2000, 1999 and 1998
                 Consolidated Statements of Cash Flows,
                    Years Ended December 31, 2000, 1999 and 1998
                 Notes to Consolidated Financial Statements

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

                 10.1      Amended and Restated 1995 Stock Option Plan**

                 10.3 Amended and Restated 1995 Recognition and Retention Plan for Employees and Outside Directors**

                 10.3      Amended and Restated 1999 Stock Option Plan**

                 10.4 Amended and Restated 1999 Recognition and Retention Plan and Trust Agreement**

                 10.5 Employment Agreement between Community Savings Bankshares, Inc., Community Savings, F. A. and James
                           B. Pittard, Jr. ***

                 10.6 Change in Control Agreement between Community Savings Bankshares, Inc., Community Savings, F. A. and James
                           B. Pittard, Jr. ***

                 10.7 Form of change in Control Agreement with Larry J. Baker, CPA, Cecil F. Howard, Jr., Michael E. Reinhardt and certain non-executive officers, and Community Savings Bankshares, Inc. and Community Savings, F. A. ***

                 10.8      Amended and Restated Supplemental Retirement Income
                           Plan

                 13        2000 Annual Report to Shareholders

                 21        Subsidiaries of the Registrant - Reference is made to
                           Item 1 "Business" for the required information.

                 23        Consent of Crowe Chizek and Company LLP

                  * Incorporated by reference from the Registration statement on Form S-1 (333-62069) first filed with the Securities and Exchange Commission ("SEC") on August 21, 1998.

                 ** Incorporated by reference from Bankshares' definitive proxy statement dated November 10, 1999 filed with the SEC on said date.

                *** Incorporated by reference from Bankshares' Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the SEC on March 24, 2000.

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

                       COMMUNITY SAVINGS BANKSHARES, INC.


Date: March 26, 2001                   By: /s/ JAMES B. PITTARD, JR.
                                           -------------------------------------
                                           James B. Pittard, Jr.
                                           President and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ JAMES B. PITTARD, JR.          By:    /s/ LARRY J. BAKER, CPA
       -------------------------------           -------------------------------
       James B. Pittard, Jr.,                    Larry J. Baker, CPA,
       President and Chief                       Senior Vice President,
          Executive Officer                         Chief Financial Officer
       (Principal Executive Officer)                and Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)

Date:  March 26, 2001                     Date:  March 26, 2001



By:    /s/ FREDERICK A. TEED              By:    /s/ JOHN SHELDON CLARK
       -------------------------------           -------------------------------
       Frederick A. Teed, Chairman               John Sheldon Clark, Director
       of the Board

Date:  March 26, 2001                     Date:  March 26, 2001



By:    /s/ ROBERT F. CROMWELL             By:    /s/ RONALD P. JAWORSKI
       -------------------------------           -------------------------------
       Robert F. Cromwell, Director              Ronald P. Jaworski, Director

Date:  March 26, 2001                     Date:  March 26, 2001



By:    /s/ HAROLD I. STEVENSON
       -------------------------------
       Harold I. Stevenson, Director

Date:  March 26, 2001