Form 10-K/A
period 2000-12-31
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2001-03-30
CIK 1068725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20552

                                FORM 10-K/A
                              AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2000

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ______

                      COMMISSION FILE NUMBER 000-25089
                                             ---------

                     COMMUNITY SAVINGS BANKSHARES, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

United States                                           65-0870004
----------------------------------------   ------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

660 US Highway One, North Palm Beach, FL                       33408
----------------------------------------   ------------------------------------
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
YES  X        NO
    ---          ---

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

          13    2000 Annual Report to Shareholders****

          21 Subsidiaries of the Registrant - Reference is made to Item 1 "Business" for the required information.

          23    Consent of Crowe Chizek and Company LLP****

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

     **** Previously filed.


                                     2


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY SAVINGS BANKSHARES, INC.


Date: March 30, 2001             By:  /s/ James B. Pittard, Jr.
                                      -------------------------------------
                                      James B. Pittard, Jr.
                                      President and Chief Executive Officer






































                                       3