Form 10-Q
period 2001-03-31
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2001-04-30
CIK 1068725

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20552

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    ----------

                        Commission File Number 000-29460
                                               ----------

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


     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 25, 2001, there were 8,585,934 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

Part I. Financial Information                                               PAGE
-----------------------------                                               ----

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
         March 31, 2001 (Unaudited) and December 31, 2000                     1

         Consolidated Statements of Operations (Unaudited) for the three
         months ended March 31, 2001 and 2000                                 2

         Consolidated Statements of Changes in Shareholders' Equity
         for the three months ended March 31, 2001 and 2000 (Unaudited)       3

         Consolidated Statements of Cash Flows (Unaudited) for the three
         months ended March 31, 2001 and 2000                                 4

         Notes to Consolidated Financial Statements (Unaudited)               5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          13


Part II. Other Information
--------------------------

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 3.  Default Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

         Signature Page                                                      15

ITEM 1.  FINANCIAL STATEMENTS

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                       March 31,   December 31,
                                                                                          2001         2000
                                                                                          ----         ----
                                                                                      (Unaudited)
ASSETS                                                                                     (In thousands)
  Cash and cash equivalents:
    Cash and amounts due from depository institutions                                  $  18,389    $  17,844
    Interest-bearing deposits                                                             33,027       27,274
                                                                                       ---------    ---------
      Total cash and cash equivalents                                                     51,416       45,118

  Securities available for sale                                                          115,236      131,418
  Securities held to maturity                                                             30,930       34,025
  Loans receivable, net                                                                  704,873      691,294
  Accrued interest receivable                                                              3,841        4,363
  Premises and equipment, net                                                             26,204       25,323
  Real estate held for investment                                                          2,166        2,193
  Investment in and advances to real estate venture                                       15,404       14,612
  Real estate owned, net                                                                     130          170
  Federal Home Loan Bank stock - at cost                                                   8,063        8,063
  Other assets                                                                             6,247        6,126
                                                                                       ---------    ---------
      Total assets                                                                     $ 964,510    $ 962,705
                                                                                       =========    =========

LIABILITIES
  Deposits:
    Demand deposits                                                                    $  47,688    $  44,662
    NOW and statement savings                                                             81,545       79,110
    Savings deposits                                                                      36,722       34,506
    Money market deposits                                                                 95,606       91,214
    Certificates of deposit                                                              427,440      431,577
                                                                                       ---------    ---------
      Total deposits                                                                     689,001      681,069

  Mortgage-backed bond,  net                                                              13,347       13,582
  Advances from Federal Home Loan Bank                                                   135,679      146,714
  Advances by borrowers for taxes and insurance                                            3,530        1,153
  Other liabilities                                                                        8,435        7,724
                                                                                       ---------    ---------
      Total liabilities                                                                  849,992      850,242
                                                                                       ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 shares authorized, no shares issued              --           --
  Common stock ($1 par value): 60,000,000 shares authorized; 8,579,127 and 8,542,363
    shares outstanding at March 31, 2001 and December 31, 2000, respectively              10,571       10,571
  Additional paid-in capital                                                              94,160       94,043
  Retained income - substantially restricted                                              40,006       39,832
  Common stock purchased by Employee Stock Ownership Plan                                 (3,866)      (4,038)
  Common stock issued to or purchased by Recognition and Retention Plans                  (1,551)      (1,907)
  Accumulated other comprehensive loss                                                       (80)        (855)
  Treasury stock, at cost: 1,992,013 and 2,028,777 shares at March 31, 2001 and
    December 31, 2000, respectively                                                      (24,722)     (25,183)
                                                                                       ---------    ---------
      Total shareholders' equity                                                         114,518      112,463
                                                                                       ---------    ---------
      Total liabilities and shareholders' equity                                       $ 964,510    $ 962,705
                                                                                       =========    =========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                 For the three months
                                                                    ended March 31,
                                                                  2001          2000
                                                                  ----          ----
                                                                      (Unaudited)
                                                     (Dollars in thousands except per share data)
Interest income:
  Loans                                                       $    13,635   $    11,667
  Securities                                                        2,790         3,187
  Other interest and dividend income                                  655           684
                                                              -----------   -----------
    Total interest income                                          17,080        15,538
                                                              -----------   -----------

Interest expense:
  Deposits                                                          7,772         6,054
  Advances from Federal Home Loan Bank and other borrowings         2,402         2,343
                                                              -----------   -----------
    Total interest expense                                         10,174         8,397
                                                              -----------   -----------
Net interest income                                                 6,906         7,141
Provision for loan losses                                              90           150
                                                              -----------   -----------
Net interest income after provision for loan losses                 6,816         6,991
                                                              -----------   -----------

Other income:
  Servicing income and other fees                                      68            89
  NOW account and other customer fees                                 886           812
  Net gain on real estate owned                                        --             4
  Equity in net income (loss) of real estate venture                  187           (75)
  Miscellaneous                                                        98           101
                                                              -----------   -----------
    Total other income                                              1,239           931
                                                              -----------   -----------

Operating expense:
  Employee compensation and benefits                                3,484         3,136
  Occupancy and equipment                                           1,420         1,471
  Advertising and promotion                                           182           235
  Federal deposit insurance premium                                    32            31
  Miscellaneous                                                     1,062           947
                                                              -----------   -----------
    Total operating expense                                         6,180         5,820
                                                              -----------   -----------

Income before provision for  income taxes                           1,875         2,102
Provision for income taxes                                            641           495
                                                              -----------   -----------
Net income                                                    $     1,234   $     1,607
                                                              ===========   ===========

Basic earnings per share                                      $      0.15   $      0.19
                                                              ===========   ===========
Diluted earnings per share                                    $      0.15   $      0.18
                                                              ===========   ===========
Weighted average common shares outstanding - basic              8,015,217     8,627,615
                                                              ===========   ===========
Weighted average common shares outstanding - diluted            8,281,477     8,893,535
                                                              ===========   ===========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                       ------------------------------------------------------------------------------------------
                                                             Retained     Employee  Recognition  Accumulated
                                                Additional    Income-      Stock       and         Other
                                        Common    Paid-In  Substantially Ownership   Retention  Comprehensive  Treasury
                                         Stock    Capital   Restricted     Plan        Plans    Income(Loss)    Stock     Total
                                       ------------------------------------------------------------------------------------------
                                                                             (In thousands)

                                       ------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999            $ 10,571   $ 93,744   $ 37,869    $ (4,722)   $ (2,586)   $ (3,358)   $(15,817)   $115,701
Net income for the three months
  ended March 31, 2000                       --         --      1,607          --          --          --          --       1,607
Other comprehensive income:
  Unrealized increase in market
    value of securities available
    for sale (net of income taxes)           --         --         --          --          --         (74)         --         (74)

Comprehensive income                                                                                                        1,533

Stock options exercised                      --         --         --          --          --          --         675         675
Shares committed to be released -
  Employee Stock Ownership Plan
  and Recognition and Retention
  Plans                                      --         72         --         171         144          --          --         387
Stock benefit plan tax adjustment            --         --        160          --          --          --          --         160
Purchase of treasury stock                   --         --         --          --          --          --      (1,826)     (1,826)
Dividends declared                           --         --       (941)         --          --          --          --        (941)
                                       ------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2000 (UNAUDITED)     $ 10,571   $ 93,816   $ 38,695    $ (4,551)   $ (2,442)   $ (3,432)   $(16,968)   $115,689
                                       ==========================================================================================


BALANCE - DECEMBER 31, 2000            $ 10,571   $ 94,043   $ 39,832    $ (4,038)   $ (1,907)   $   (855)   $(25,183)    112,463
Net income for the three months
  ended March 31, 2001                       --         --      1,234          --          --          --          --       1,234
Other comprehensive income:
  Unrealized increase in market
    value of securities available
    for sale (net of income taxes)           --         --         --          --          --         775          --         775

Comprehensive income                                                                                                        2,009

Stock options exercised                      --         --       (181)         --          --          --         461         280
Shares committed to be released -
  Employee Stock Ownership Plan
  and Recognition and Retention
  Plans                                      --        117         --         172         356          --          --         645
Dividends declared                           --         --       (879)         --          --          --          --        (879)
                                       ------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2001 (UNAUDITED)     $ 10,571   $ 94,160   $ 40,006    $ (3,866)   $ (1,551)   $    (80)   $(24,722)   $114,518
                                       ==========================================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                     For the three months ended
                                                                                             March 31,
                                                                                         2001        2000
                                                                                         ----        ----
                                                                                            (Unaudited)
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  1,234    $  1,607
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                           579         553
    ESOP and Recognition and Retention Plans compensation expense                           645         547
    Accretion of discounts, amortization of premiums, and other deferred yield items       (490)       (434)
    Provision for loan losses                                                                90         150
  Decrease (increase) in other assets                                                       441        (145)
  Increase in other liabilities                                                           2,720       2,084
                                                                                       --------    --------

      Net cash from operating activities                                                  5,219       4,362
                                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans                                                                   (13,181)      9,521
  Principal payments, calls and maturities received on securities and FHLB stock         20,910       2,342
  Purchases of:
    Loans and participations                                                               (488)     (7,500)
    Securities available for sale and Federal Home Loan Bank stock                           --        (632)
    Premises and equipment, net and real estate held for investment, net                 (1,321)       (238)
  Net change in investment in real estate venture                                          (792)     (1,310)
                                                                                       --------    --------

      Net cash from investing activities                                                  5,128       2,183
                                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                7,932      22,461
  Repayments, calls of advances from Federal Home Loan Bank                             (11,035)    (11,436)
  Purchase of treasury stock                                                                 --      (1,826)
  Proceeds from exercise of stock options                                                   280         675
  Payments made on mortgage-backed bond                                                    (347)       (347)
  Dividends paid                                                                           (879)       (941)
                                                                                       --------    --------

      Net cash from financing activities                                                 (4,049)      8,586
                                                                                       --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 6,298      15,131
CASH AND CASH EQUIVALENTS, beginning of period                                           45,118      45,239
                                                                                       --------    --------
CASH AND CASH EQUIVALENTS, end of period                                               $ 51,416    $ 60,370
                                                                                       ========    ========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

         The unaudited consolidated interim financial statements for Community Savings Bankshares, Inc. ("Bankshares") and its subsidiary Community Savings, F. A. (the "Association"), reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present fairly Bankshares' consolidated financial condition and the consolidated results of operations and cash flows for the interim periods presented herein. The results for interim periods are not necessarily indicative of trends or results to be expected for the full fiscal year. All weighted interest rates are presented on an annualized basis. The unaudited consolidated interim financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Bankshares' Annual Report to Shareholders for the year ended December 31, 2000.

         RECLASSIFICATIONS - Certain items in the 2000 financial statements and the notes thereto have been reclassified to conform with the 2001 presentation.

2.       LOANS RECEIVABLE

         Loans receivable consists of the following:

                                                 March 31,   December 31,
                                                    2001         2000
                                                    ----         ----
                                                     (In thousands)
         Real estate loans:
           Residential 1-4 family                $ 522,629    $ 511,324
           Residential 1-4 family construction     106,215      113,179
           Multi-family                             10,093       10,501
           Multi-family construction                33,235       33,960
           Land                                     22,094       20,216
           Commercial                               36,045       37,255
           Non-residential construction             11,465        8,170
                                                 ---------    ---------
             Total real estate loans               741,776      734,605
                                                 ---------    ---------

         Non-real estate loans:
           Consumer                                 14,640       14,029
           Commercial business                       7,253        5,454
                                                 ---------    ---------
             Total non-real estate loans            21,893       19,483
                                                 ---------    ---------
             Total loans receivable                763,669      754,088

           Undisbursed loan proceeds               (56,829)     (60,874)
           Unearned discounts and premiums and
             net deferred loan fees and costs        1,978        1,955
           Allowance for loan losses                (3,945)      (3,875)
                                                 ---------    ---------
         Total loans receivable,  net            $ 704,873    $ 691,294
                                                 =========    =========

         An analysis of the changes in the allowance for loan losses is as follows:

                                                 For the three months
                                                   ended March 31,
                                                  2001         2000
                                                  ----         ----
                                                     (In thousands)

         Balance, beginning of period            $ 3,875      $ 3,923
         Provision charged to income                  90          150
         Losses charged to allowance                 (20)         (53)
         Recoveries                                   --           --
                                                 -------      -------
         Balance, end of period                  $ 3,945      $ 4,020
                                                 =======      =======

The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures".

An analysis of the recorded investment in impaired loans is as follows:

                                             At or for the three months
                                                   ended March 31,
                                                  2001         2000
                                                  ----         ----
                                                     (In thousands)

Impaired loan balance                            $ 2,739      $   521
Related allowance                                     --           --
Average impaired loan balance                      2,703          524
Interest income recognized                             3            5


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

The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, non-interest-bearing liabilities and capital, together with the yields earned or rates paid on such interest rate-sensitive instruments. The Association manages interest rate risk exposure by matching, in part, asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by using comprehensive loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

The Association has two wholly-owned subsidiaries. ComFed, Inc. ("ComFed"), formed in 1971, conducts business as Community Insurance Agency, selling mortgage life insurance and receiving income and incurring related expenses from the sale of third party mutual funds and annuities. Palm River Development Co., Inc. ("Palm River"), incorporated in 1999, is involved in a real estate development venture commenced in mid-1999 to construct and sell 17 riverfront single-family lots, 48 condominiums, 113 villa single-family homes and 22 carriage duplex homes on 117 acres of land located in Indian River County, Florida. Palm River's investment in and advances to the real estate development venture totaled $15.4 million at March 31, 2001. During the quarter ended March 31, 2001, Bankshares recognized $379,000 in interest income related to the advances made to this project. However, offsetting this income was a $192,000 net loss (exclusive of interest income) on the project for the same quarter resulting in net income from the real estate development venture of $187,000. The losses being incurred on the project (excluding interest income) were anticipated and are typical during the early stages for projects of this type. Management expects to begin recognizing net income (excluding interest income) on the project in early 2002. The sales of all units are projected to be completed during 2004.

Management believes the success of the Association as a community-oriented financial institution depends on building long-term relationships with its customers while meeting their current financial needs. A business strategy priority for 2001 is to lower the cost of deposits to improve the net interest rate spread. During the first quarter of 2001, management discontinued offering odd-term certificates of deposit and is not aggressively matching competitors' rates for other certificates of deposit. While this may cause some outflow of high costing deposits, efforts are being focused on increasing lower costing transaction accounts. New deposits and loan repayments will be supplemented with FHLB advances as needed to fund loan originations. During the second quarter of 2001, a new drive-in facility will open at the Tequesta office. In addition, the Association has entered into a contract to purchase the land and building where the Bluffs branch office is located. The closing is currently expected to be completed before June 2001. The Martin Downs leased office will be moved during the third quarter of fiscal 2001 to a new building currently under construction in Palm City which also has leased space which will provide rental income. Management will continue to focus on improving the efficiency ratio through cost reduction and enhanced fee income strategies.

                         LIQUIDITY AND CAPITAL RESOURCES

The Association adjusts its liquidity levels in order to meet funding needs of deposit outflows, payment of real estate taxes on mortgage loans, repayment of borrowings and loan commitments. The Association also adjusts liquidity as appropriate to meet its asset and liability management objectives. A major portion of the Association's liquidity consists of cash and cash equivalents, which are a product of its operating, investing, and financing activities. While the OTS liquidity regulation has been discontinued for 2001, liquidity levels will continue to be monitored by Association management on a regular schedule.

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits in order to maintain desired deposit balances. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $31.7 million at March 31, 2001. Other liquid assets outstanding at March 31, 2001 amounted to $34.1 million. For additional information about cash flows from operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the consolidated financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the Association's ability to generate them in the local market, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $135.7 million at March 31, 2001.

At March 31, 2001, commitments to originate loans totaled $7.9 million. The unfunded portion of consumer lines of credit totaled $8.7 million and available commercial lines and letters of credit totaled $10.0 million. Certificates of deposit scheduled to mature in less than one year totaled $349.7 million at March 31, 2001. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                              RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                     GENERAL

Net income for the quarter ended March 31, 2001 was $1.2 million, or $0.15 diluted earnings per share, a $373,000 decrease from the $1.6 million, or $0.18 diluted earnings per share, earned during the quarter ended March 31, 2000. The decrease in net income was primarily the result of a $235,000 decrease in net interest income, a $348,000 increase in compensation and benefits expense and a $146,000 increase in the provision for income taxes. The decrease in net income was partially offset by a $262,000 increase in the net gain related to Palm River's investment in the real estate development venture in Vero Beach.

                               NET INTEREST INCOME

Net interest income decreased to $6.9 million for the quarter ended March 31, 2001 from $7.1 million for the same period in 2000. During fiscal 2000, the Association used higher costing odd-term certificates of deposit to maintain existing customers as well as to attract new deposits needed to fund loan growth, resulting not only in an increased cost of deposits but also a shift in the deposit portfolio composition. As a result, the average cost of interest-bearing liabilities increased by 49 basis points to 4.84%, while the average yield on interest-earning assets increased only 12 basis points to 7.63% resulting in a 37 basis point decrease in the net interest rate spread to 2.79% for the quarter ended March 31, 2001 from 3.16% for the 2000 period. During the first quarter of fiscal 2001, the Association discontinued both the use of higher costing odd-term certificates of deposit as well as the practice of competitive rate matching on other certificates of deposit. Currently, the Association emphasizes the origination or enhancement of lower costing core deposit products to its customers in connection with establishing a complete deposit relationship. The weighted yield and weighted cost of the loan and deposit portfolios and the net interest rate spread was 7.67%, 4.61%, and 3.06% at March 31, 2001, respectively.

In addition, the average balance of interest-bearing liabilities increased 9% to $840.7 million for the quarter ended March 31, 2001 from $772.4 million for the same period in 2000, primarily due to the use of deposits (in large part odd-term certificates of deposit with original maturities of less than two years) and, to a lesser extent, borrowings to fund loan growth. However, the average balance of interest-earning assets (primarily in single-family residential real estate loans) for the quarter ended March 31, 2001 increased only 8% to $895.4 million as compared to $827.6 million for the 2000 period.

                            PROVISION FOR LOAN LOSSES

The Association maintains an allowance for loan losses based upon the periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and actual loss experience, as well as guidelines established by the OTS. The provision for loan losses was $90,000 for the quarter ended March 31, 2001, as compared to $150,000 for the quarter ended March 31, 2000. As loan growth was primarily in residential real estate loans which have a lower risk of loss, management's assessment of the allowance for loan losses resulted in a decreased provision in the 2001 period as compared to the same period in 2000. Although management believes the loan loss allowance was adequate at March 31, 2001, actual losses depend upon future events and, as such, further additions to the allowance for loan losses may be necessary.

                                  OTHER INCOME

Other income consists of service charges, fee income, gains or losses on the sale of assets, gain or loss on the real estate development venture, and other non-interest income. Other income increased $308,000 to $1.2 million for the quarter ended March 31, 2001, from $931,000 for the same period in 2000, primarily due to the recognition of net income of $187,000 from the real estate development venture as compared to a $75,000 net loss for the 2000 period. Bankshares recognized $379,000 in interest income on advances made to the project during the quarter ended March 31, 2001, as compared to $296,000 for the same period in 2000 (all of which is reflected in net income or loss from real estate venture). However, offsetting this was a $192,000 loss (exclusive of interest income) on the project for the first quarter of fiscal 2001 resulting in net income from the real estate development venture of $187,000. For further information on this project, see "Community Savings, F. A." in this Form 10-Q and "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 2000 Annual Report.

                                OPERATING EXPENSE

Operating expense increased $360,000 to $6.2 million for the three month period ended March 31, 2001 from $5.8 million for the same period in 2000. This increase was primarily due to a $348,000 increase in compensation and benefits expense to $3.5 million from $3.1 million for the same period in 2000. A non-cash expense of $232,000 was incurred in the first quarter of fiscal 2001 resulting from the acceleration of stock benefit plan expenses upon the retirement of a Board member and a senior officer in January 2001.

                           PROVISION FOR INCOME TAXES

The provision for income taxes was $641,000 for the three months ended March 31, 2001, as compared to $495,000 for the same period in 2000. Tax estimates for the quarter ended March 31, 2000 were subsequently adjusted upward in the June 2000 quarter.

                               FINANCIAL CONDITION

                  MARCH 31, 2001 COMPARED TO DECEMBER 31, 2000

The following table summarizes certain information relating to Bankshares' financial condition at the dates indicated.

                                                       March 31,    December 31,   Increase
                                                         2001          2000       (Decrease)
                                                         ----          ----       ----------
                                                      (Unaudited)
                                                                  (In thousands)
Assets:
  Total assets                                         $964,510      $962,705      $  1,805
  Cash and cash equivalents                              51,416        45,118         6,298

  Securities portfolio:
    Securities available for sale                       115,236       131,418       (16,182)
    Securities held to maturity                          30,930        34,025        (3,095)
                                                       --------      --------      --------
  Total securities portfolio                            146,166       165,443       (19,277)

  Loans receivable, net                                 704,873       691,294        13,579
  Investments in and advances to real estate venture     15,404        14,612           792
  Real estate owned, net                                    130           170           (40)

Liabilities and Shareholders' Equity:
  Total liabilities                                     849,992       850,242          (250)
  Deposits                                              689,001       681,069         7,932
  FHLB advances                                         135,679       146,714       (11,035)
  Advances by borrowers for taxes and insurance           3,530         1,153         2,377
  Shareholders' equity                                  114,518       112,463         2,055

Total assets increased $1.8 million to $964.5 million at March 31, 2001, as compared to $962.7 million at December 31, 2000 primarily due to a $13.6 million increase in net loans receivable to $704.9 million at March 31, 2001 from $691.3 million at December 31, 2000 as well as a $6.3 million increase in cash and cash equivalents. The increase in cash and cash equivalents and loans was funded by a $19.3 million decrease in the securities portfolio as well as a $7.9 million increase in deposits (primarily odd-term certificates of deposit with original maturities of less than two years). These increases were partially offset by a $11.0 million decrease in FHLB advances.

As a result of continued emphasis on expanding Bankshares' lending activities, loan originations and purchases totaled $41.1 million and $488,000, respectively, and included loans secured by residential one- to four-family properties totaling $32.2 million, land loans totaling $3.9 million, commercial real estate properties totaling $3.4 million, consumer loans totaling $596,000 and commercial business loans totaling $1.0 million. The originations and purchases were partially offset by repayments totaling $31.5 million.

The net decrease in the securities portfolio of $19.3 million primarily reflected $15.4 million in calls of securities classified as available for sale as well as scheduled principal reductions and amortization of premiums and discounts and other adjustments amounting to $3.9 million. There were no purchases of securities during the first quarter of fiscal 2001.

Total liabilities decreased $250,000 to $850.0 million at March 31, 2001, from $850.2 million at December 31, 2000. Total deposits increased by $7.9 to $689.0 million at March 31, 2001 from $681.1 million at December 31, 2000. The increase in deposits reflected increases of $3.0 million, $2.4 million, $2.2 million and $4.4 million in demand, NOW and statement savings, savings, and money market accounts, respectively. These increases were partially offset by a $4.1 million decrease in certificates of deposit. As a part of management's efforts to lower the cost of savings in the current declining interest rate environment, the Association stopped offering odd-term certificates of deposit during the first quarter of fiscal 2001. The weighted average yield paid on deposits decreased to 4.61% at March 31, 2001, as compared to 4.76% at December 31, 2000 as maturing certificates of deposit either were not renewed or renewed at lower interest rates. Certificates of deposit have a higher cost to the Association than do core accounts (which consist of NOW and statement accounts, passbooks, non-interest checking and money market accounts). Management continues to emphasize the opening of lower costing core deposit relationships whenever possible. FHLB advances decreased $11.0 million to $135.7 million at March 31, 2001 from $146.7 million at December 31, 2000. The decreases included the maturity of a $5.0 million advance as well as $6.0 million of normal amortization.

Total equity, which totaled $114.6 million at March 31, 2001, increased $2.1 million from December 31, 2000, reflecting net income for the three months of $1.2 million, stock option exercises totaling $280,000, an increase in the market value of the Association's securities available for sale totaling $775,000 and the amortization of compensation represented by stock benefit plans totaling $645,000, offset in part by the declaration of dividends totaling $879,000. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at March 31, 2001 are as follows:

                                                                For          To be Considered Well
                                                              Capital       Capitalized for Prompt
                                                             Adequacy          Corrective Action
                                        Actual               Purposes             Provisions
                                        ------               --------             ----------
                                    Ratio     Amount     Ratio     Amount      Ratio     Amount
                                    -----     ------     -----     ------      -----     ------
                                                       (Dollars in thousands)
As of March 31, 2001:
Total risk-based capital
  (to risk-weighted assets)         14.4%     $76,131     8.0%     $42,394     10.0%     $52,993
Core (Tier 1) capital
  (to adjusted tangible assets)      7.7       72,253     4.0       37,633      5.0       47,041
Core (Tier 1) capital
  (to risk-weighted assets)         13.6       72,253     4.0       21,197      6.0       31,796

As of March 31, 2001, adjusted tangible assets and risk-weighted assets were $940.8 million and $529.9 million, respectively.

                                  ASSET QUALITY

Loans 90 days past due are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and any interest accrued but unpaid at such time is reversed from interest income. Additionally, any loan for which it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation. There were no restructured loans as defined by SFAS No. 15 at March 31, 2001 or December 31, 2000.

The following table sets forth information regarding the delinquent loans and foreclosed real estate at the dates indicated:

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
                                                            (In thousands)
Non-performing loans, net of write-downs:
Residential real estate:
  Loans 60 to 89 days delinquent                          $  264       $  701
  Loans more than 89 days delinquent                       3,079        2,888

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                              --           --
  Loans more than 89 days delinquent                          --           --

Consumer and commercial business:
  Loans 60 to 89 days delinquent                              --           17
  Loans more than 89 days delinquent                          --            8

Land:
  Loans 60 to 89 days delinquent                              --            3
  Loans more than 89 days delinquent                         419          420

Real estate owned, net of related allowance                  130          170
Other repossessed assets                                      --           --
Loans to facilitate sale of real estate owned                227          229
                                                          ------       ------
Total                                                     $4,119       $4,436
                                                          ======       ======

In the above table, residential real estate loans more than 89 days delinquent included two loans to a local builder, aggregating $2.3 million, extended for the purpose of developing Phase I of a project to build 78 golf villas on an eight acre parcel of land located in Palm Beach County. Due to slower sales than projected which resulted in reduced cash flows, the borrower notified the Association during fiscal 2000 of its inability to make scheduled interest payments. In accordance with SFAS No. 114, management reversed all accrued but unpaid interest and placed the loans on non-accrual status at that time. A fair value calculation was performed which estimated the fair market value of existing collateral as being in excess of the principal loan balances at March 31, 2001. At the present time, management does not anticipate incurring any loss of principal on these loans.

Real estate owned consists of the following:

                                                         March 31,  December 31,
                                                           2001         2000
                                                           ----         ----
                                                            (In thousands)

Real estate owned                                         $  132       $  172
Less allowance for loss                                        2            2
                                                          ------       ------
Total real estate owned                                   $  130       $  170
                                                          ======       ======

Changes in allowance for loss on real estate owned are as follows:

                                                          For the three months
                                                            Ended March 31,
                                                           2001         2000
                                                           ----         ----
                                                            (In thousands)

Balance, beginning of period                              $    2       $    6
Provision charged to income                                   --           --
Losses charged to allowance                                   --           --
                                                          ------       ------
Balance, end of period                                    $    2       $    6
                                                          ======       ======


                           FORWARD-LOOKING STATEMENTS

Statements included in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Bankshares with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "potential" and "projected." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of Bankshares that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates; deposit flows; the levels of defaults, losses and prepayments on loans held by Bankshares in portfolio or sold in the secondary markets; loan demand; real estate values; competition; changes in accounting principles, policies, practices or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting Bankshares' operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-Q, and Bankshares' assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of Bankshares' asset and liability management policies as well as the potential impact of interest rate changes upon the market value of Bankshares' portfolio equity, see "Management's Discussion and Analysis - Market Risk Analysis" and -"Market Value of Portfolio Equity" in Bankshares' Annual Report to Shareholders. There has been no material change in Bankshares' asset and liability position or the market value of Bankshares' portfolio equity since December 31, 2000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Bankshares held it Annual Meeting of Shareholders on April 25, 2001. Of the shares eligible to vote, 7,431,941 shares or 86.7%, were represented in person or by proxy at the meeting.

         The shareholders acted on the following two matters at the Annual Meeting, approving each of such matters.

         1. The election of J. Sheldon Clark and Frederick A. Teed, to serve as directors for terms of three years expiring in 2004 and Ronald P. Jaworski to serve as director for a two-year term expiring in 2003.

                                  For      Number of Votes Withheld    Not Voted
                                  ---      ------------------------    ---------
         J. Sheldon Clark      6,599,953           831,988             1,139.022
         Frederick A. Teed     6,592,685           839,256             1,139,022
         Ronald P. Jaworski    6,595,106           836,835             1,139,022

         2. The ratification of the appointment of Crowe Chizek and Company LLP as independent auditors for fiscal year 2001.

                                For        Against     Abstain     Not Voted
                                ---        -------     -------     ---------
         Number of Votes     7,397,104      24,794      10,042     1,139,561


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         None.

(b)      CURRENT REPORTS ON FORM 8-K.

         None during the reporting period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMUNITY SAVINGS BANKSHARES, INC.




Date: April 30, 2001                      /s/ JAMES B. PITTARD, JR.
                                          --------------------------------------
                                          James B. Pittard, Jr.
                                          President and Chief Executive Officer


Date: April 30, 2001                      /s/ LARRY J. BAKER
                                          --------------------------------------
                                          Larry J. Baker
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer