Form 10-Q
period 2001-06-30
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2001-07-31
CIK 1068725

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              Washington, DC 20552


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001
                               -------------



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

                        Commission File Number 000-29460
                                               ---------

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

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of July 27, 2001, there were 8,636,027 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY

                                Table of Contents

Part I. Financial Information                                               PAGE
-----------------------------                                               ----

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of
           June 30, 2001 (Unaudited) and December 31, 2000                    2

           Consolidated Statements of Operations (Unaudited) for the
           three and six months ended June 30, 2001 and 2000                  3

           Consolidated Statements of Changes in Shareholders' Equity
           (Unaudited) for the six months ended June 30, 2001 and 2000        4

           Consolidated Statements of Cash Flows (Unaudited) for the
           six months ended June 30, 2001 and 2000                            5

           Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14

Part II. Other Information
--------------------------

Item 1.    Legal Proceedings                                                 15

Item 2.    Changes in Securities and Use of Proceeds                         15

Item 3.    Default Upon Senior Securities                                    15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 5.    Other Information                                                 15

Item 6.    Exhibits and Reports on Form 8-K                                  15

           Signature Page                                                    16

Item 1.  Financial Statements

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                        June 30,   December 31,
                                                                                          2001         2000
                                                                                       ---------    ---------
                                                                                             (Unaudited)
                                                                                           (In thousands)

ASSETS
  Cash and cash equivalents:
    Cash and amounts due from depository institutions                                  $  17,063    $  17,844
    Interest-bearing deposits                                                             35,468       27,274
                                                                                       ---------    ---------
      Total cash and cash equivalents                                                     52,531       45,118

  Securities available for sale                                                          111,106      131,418
  Securities held to maturity                                                             30,428       34,025
  Loans receivable, net of allowance for loan losses of $4,285 at
    June 30, 2001 (unaudited) and $3,875 at December 31, 2000                            690,118      691,294
  Accrued interest receivable                                                              3,919        4,363
  Premises and equipment, net                                                             27,498       25,323
  Real estate held for investment                                                          2,139        2,193
  Investment in and advances to real estate venture                                       15,985       14,612
  Real estate owned, net                                                                      10          170
  Federal Home Loan Bank stock - at cost                                                   8,063        8,063
  Other assets                                                                             6,550        6,126
                                                                                       ---------    ---------
      Total assets                                                                     $ 948,347    $ 962,705
                                                                                       =========    =========

LIABILITIES
  Deposits:
    Demand deposits                                                                    $  48,017    $  44,662
    NOW and statement savings                                                             78,989       79,110
    Savings deposits                                                                      37,845       34,506
    Money market deposits                                                                100,004       91,214
    Certificates of deposit                                                              404,945      431,577
                                                                                       ---------    ---------
      Total deposits                                                                     669,800      681,069

  Mortgage-backed bond,  net                                                              13,113       13,582
  Advances from Federal Home Loan Bank                                                   135,179      146,714
  Advances by borrowers for taxes and insurance                                            6,187        1,153
  Other liabilities                                                                        8,128        7,724
                                                                                       ---------    ---------
      Total liabilities                                                                  832,407      850,242
                                                                                       ---------    ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 shares authorized, no shares issued              --           --
  Common stock ($1 par value): 60,000,000 shares authorized; 8,636,027 and 8,542,363
    shares outstanding at June 30, 2001 and December 31, 2000, respectively               10,571       10,571
  Additional paid-in capital                                                              94,296       94,043
  Retained income - substantially restricted                                              40,493       39,832
  Common stock purchased by Employee Stock Ownership Plan                                 (3,695)      (4,038)
  Common stock issued to or purchased by Recognition and Retention Plans                  (1,426)      (1,907)
  Accumulated other comprehensive loss                                                      (291)        (855)
  Treasury stock, at cost: 1,935,113 and 2,028,777 shares at June 30, 2001 and
    December 31, 2000, respectively                                                      (24,008)     (25,183)
                                                                                       ---------    ---------
      Total shareholders' equity                                                         115,940      112,463
                                                                                       ---------    ---------
      Total liabilities and shareholders' equity                                       $ 948,347    $ 962,705
                                                                                       =========    =========

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                 For the three months          For the six months
                                                                    ended June 30,               ended June 30,
                                                                  2001          2000           2001          2000
                                                              -----------   -----------    -----------   -----------
                                                                                    (Unaudited)
                                                                   (Dollars in thousands, except per share data)

Interest income:
  Loans                                                       $    13,587   $    12,350    $    27,222   $    24,017
  Securities                                                        2,471         3,104          5,261         6,291
  Other interest and dividend income                                  555           572          1,210         1,256
                                                              -----------   -----------    -----------   -----------
    Total interest income                                          16,613        16,026         33,693        31,564
                                                              -----------   -----------    -----------   -----------

Interest expense:
  Deposits                                                          7,294         6,313         15,066        12,367
  Advances from Federal Home Loan Bank and other borrowings         2,256         2,576          4,658         4,919
                                                              -----------   -----------    -----------   -----------
    Total interest expense                                          9,550         8,889         19,724        17,286
                                                              -----------   -----------    -----------   -----------
Net interest income                                                 7,063         7,137         13,969        14,278
Provision for loan losses                                              90            75            180           225
                                                              -----------   -----------    -----------   -----------
Net interest income after provision for loan losses                 6,973         7,062         13,789        14,053
                                                              -----------   -----------    -----------   -----------

Other income:
  Servicing income and other fees                                      48            68            116           157
  NOW account and other customer fees                                 894           874          1,780         1,686
  Net gain on real estate owned                                        24            21             24            25
  Loss on write down of securities available for sale                  --          (138)            --          (138)
  Equity in net income (loss) of real estate venture                   34          (125)           221          (200)
  Net gain on termination of defined benefit plan                      --           922             --           922
  Miscellaneous                                                       187            84            285           185
                                                              -----------   -----------    -----------   -----------
    Total other income                                              1,187         1,706          2,426         2,637
                                                              -----------   -----------    -----------   -----------

Operating expense:
  Employee compensation and benefits                                3,360         3,099          6,844         6,235
  Occupancy and equipment                                           1,419         1,476          2,839         2,947
  Advertising and promotion                                           162           144            344           379
  Federal deposit insurance premium                                    32            31             64            62
  Miscellaneous                                                     1,010           802          2,072         1,749
                                                              -----------   -----------    -----------   -----------
    Total operating expense                                         5,983         5,552         12,163        11,372
                                                              -----------   -----------    -----------   -----------

Income before provision for income taxes                            2,177         3,216          4,052         5,318
Provision for income taxes                                            622         1,216          1,263         1,711
                                                              -----------   -----------    -----------   -----------
Net income                                                    $     1,555   $     2,000    $     2,789   $     3,607
                                                              ===========   ===========    ===========   ===========

Basic earnings per share                                      $      0.19   $      0.23    $      0.35   $      0.42
                                                              ===========   ===========    ===========   ===========
Diluted earnings per share                                    $      0.19   $      0.23    $      0.34   $      0.41
                                                              ===========   ===========    ===========   ===========
Weighted average common shares outstanding - basic              8,110,051     8,610,356      8,058,184     8,618,986
                                                              ===========   ===========    ===========   ===========
Weighted average common shares outstanding - diluted            8,385,686     8,850,132      8,318,416     8,865,108
                                                              ===========   ===========    ===========   ===========


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                       --------------------------------------------------------------------------------------------

                                                              Retained    Employee  Recognition  Accumulated
                                                 Additional    Income-      Stock       and         Other
                                         Common    Paid-In  Substantially Ownership  Retention  Comprehensive Treasury
                                          Stock    Capital    Restricted    Plan       Plans    Income(Loss)    Stock      Total
                                       --------------------------------------------------------------------------------------------
                                                                             (In thousands)

                                       --------------------------------------------------------------------------------------------

Balance - December 31, 1999            $  10,571  $  93,744  $  37,869   $  (4,722)  $  (2,586)  $  (3,358)  $ (15,817)  $ 115,701
Net income for the six months
  ended June 30, 2000                         --         --      3,607          --          --          --          --       3,607
Other comprehensive income:
  Unrealized increase in market
    value of securities available
    for sale (net of income taxes)            --         --         --          --          --          58          --          58
                                                                                                                         ---------
Comprehensive income                                                                                                         3,665

Stock options exercised                       --         --         --          --          --          --         675         675
Shares committed to be released -
      Employee Stock Ownership Plan
      and Recognition and Retention
      Plans                                   --        123         --         342         394          --          --         859
Stock benefit plan tax adjustment             --         --        159          --          --          --          --         159
Purchase of treasury stock                    --         --         --          --          --          --      (2,267)     (2,267)
Dividends declared                            --         --     (1,882)         --          --          --          --      (1,882)
                                       --------------------------------------------------------------------------------------------
Balance - June 30, 2000 (unaudited)    $  10,571  $  93,867  $  39,753   $  (4,380)  $  (2,192)  $  (3,300)  $ (17,409)  $ 116,910
                                       --------------------------------------------------------------------------------------------

Balance - December 31, 2000            $  10,571  $  94,043  $  39,832   $  (4,038)  $  (1,907)  $    (855)  $ (25,183)    112,463
Net income for the six months
  ended June 30, 2001                         --         --      2,789          --          --          --          --       2,789
Other comprehensive income:
  Unrealized increase in market
    value of securities available
    for sale (net of income taxes)            --         --         --          --          --         564          --         564
                                                                                                                         ---------
Comprehensive income                                                                                                         3,353

Stock options exercised                       --         --       (355)         --          --          --       1,175         820
Shares committed to be released -
      Employee Stock Ownership Plan
      and Recognition and Retention
      Plans                                   --        253         --         343         481          --          --       1,077
Dividends declared                            --         --     (1,773)         --          --          --          --      (1,773)
                                       --------------------------------------------------------------------------------------------
Balance June 30, 2001 (unaudited)      $  10,571  $  94,296  $  40,493   $  (3,695)  $  (1,426)  $    (291)  $ (24,008)  $ 115,940
                                       ============================================================================================

See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                     For the six months ended
                                                                                             June 30,
                                                                                         2001        2000
                                                                                       --------    --------
                                                                                            (Unaudited)
                                                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  2,789    $  3,607
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         1,119       1,106
    ESOP and Recognition and Retention Plans compensation expense                         1,077       1,018
    Accretion of discounts, amortization of premiums, and other deferred yield items     (1,017)       (865)
    Provision for loan losses                                                               180         225
  Decrease (increase) in other assets                                                       180        (642)
  Increase in other liabilities                                                           5,109       3,203
                                                                                       --------    --------

      Net cash from operating activities                                                  9,437       7,652
                                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans                                                                     2,093     (22,345)
  Principal payments, calls and maturities received on securities and FHLB stock         28,512       5,386
  Purchases of:
    Loans and participations                                                             (1,097)    (28,507)
    Securities available for sale and Federal Home Loan Bank stock                       (2,750)     (1,686)
    Premises and equipment, net and real estate held for investment, net                 (3,016)     (1,232)
  Net change in investment in real estate venture                                        (1,373)     (1,699)
                                                                                       --------    --------

      Net cash from investing activities                                                 22,369     (50,083)
                                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                   (11,269)     25,124
  Advances from Federal Home Loan Bank                                                       --      38,000
  Repayments, calls of advances from Federal Home Loan Bank                             (11,535)    (21,936)
  Purchase of treasury stock                                                                 --      (2,267)
  Proceeds from exercise of stock options                                                   820         675
  Payments made on  mortgage-backed bond                                                   (693)       (693)
  Dividends paid                                                                         (1,716)     (1,885)
                                                                                       --------    --------

      Net cash from financing activities                                                (24,393)     37,018
                                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      7,413      (5,413)
                                                                                       --------    --------
CASH AND CASH EQUIVALENTS, beginning of period                                           45,118      45,239
                                                                                       --------    --------
CASH AND CASH EQUIVALENTS, end of period                                               $ 52,531    $ 39,826
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

2.   LOANS RECEIVABLE

     Loans receivable consists of the following:

                                                    June 30,    December 31,
                                                      2001          2000
                                                   ---------     ---------
                                                        (In thousands)

     Real estate loans:
       Residential 1-4 family                      $ 524,115     $ 511,324
       Residential 1-4 family construction            99,113       113,179
       Multi-family                                    9,234        10,501
       Multi-family construction                      20,952        33,960
       Land                                           20,320        20,216
       Commercial                                     36,142        37,255
       Non-residential construction                   11,793         8,170
                                                   ---------     ---------
         Total real estate loans                     721,669       734,605
                                                   ---------     ---------

     Non-real estate loans:
       Consumer                                       14,657        14,029
       Commercial business                             7,004         5,454
                                                   ---------     ---------
         Total non-real estate loans                  21,661        19,483
                                                   ---------     ---------
         Total loans receivable                      743,330       754,088

       Undisbursed loan proceeds                     (50,953)      (60,874)
       Unearned discounts and premiums and
         net deferred loan fees and costs              2,026         1,955
       Allowance for loan losses                      (4,285)       (3,875)
                                                   ---------     ---------
     Total loans receivable, net                   $ 690,118     $ 691,294
                                                   =========     =========

     An analysis of the changes in the allowance for loan losses is as follows:

                                                      For the six months
                                                        ended June 30,
                                                      2001          2000
                                                   ---------     ---------
                                                        (In thousands)

     Balance, beginning of period                  $   3,875     $   3,923
     Provision charged to income                         180           225
     Losses charged to allowance                         (14)         (310)
     Recoveries                                          244            --
                                                   ---------     ---------
     Balance, end of period                        $   4,285     $   3,838
                                                   =========     =========

The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures".

An analysis of the recorded investment in impaired loans is as follows:

                                                       At or for the six months
                                                            ended June 30,
                                                        2001              2000
                                                      --------          --------
                                                            (In thousands)

Impaired loan balance                                 $  1,974          $  4,280
Related allowance                                           --               244
Average impaired loan balance                            2,460             1,521
Interest income recognized                                  38               168

For a further discussion of delinquent loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" in this Form 10-Q.

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

The Association is a community-oriented financial institution engaged primarily in the business of attracting deposits from the general public and using such funds, together with other borrowings, to invest in various residential and commercial real estate loans, consumer and commercial business loans, mortgage-backed and related securities ("MBS"), and investment securities. The Association's plan is to operate as a well-capitalized, profitable and independent institution. The Association currently exceeds all regulatory capital requirements.

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

The Association has two wholly-owned subsidiaries. ComFed, Inc. ("ComFed"), formed in 1971, conducts business as Community Insurance Agency, selling mortgage life insurance and receiving income and incurring related expenses from the sale of third party mutual funds and annuities. Palm River Development Co., Inc. ("Palm River"), incorporated in 1999, is involved in a real estate development venture commenced in mid-1999 to construct and sell 17 riverfront single-family lots, 48 condominiums, 112 villa single-family homes and 22 carriage duplex homes on 117 acres of land located on the Intracoastal Waterway in Indian River County, Florida. Palm River's investment in and advances to the real estate development venture totaled $16.0 million at June 30, 2001. During the quarter ended June 30, 2001, Bankshares recognized $348,000 in interest income related to the advances made to this project. However, offsetting this income was a $314,000 net loss (exclusive of interest income) on the project for the same quarter resulting in net income in the equity of the real estate development venture of $34,000. The losses being incurred on the project (excluding interest income) were anticipated and are typical during the early stages for projects of this type. Management expects to begin recognizing net income (excluding interest income) on the project in late 2001 or early 2002. The sales of all lots and units are currently projected to be completed during 2005.

Management believes the success of the Association as a community-oriented financial institution depends on building long-term relationships with its customers while meeting their current financial needs. A business strategy priority for 2001 is to lower the cost of deposits to improve the net interest rate spread. During the first half of 2001, management discontinued offering higher-costing odd-term certificates of deposit and did not aggressively match competitors' rates for other certificates of deposit. The Association's efforts are focused on obtaining new lower costing core deposit accounts (consisting of demand, NOW, savings and money market accounts). This strategy resulted in a $26.6 million decrease in certificates of deposit offset in part by a $15.3 million increase in core deposits. The shift in deposit products resulted in a 12 basis point improvement in the interest rate spread for the quarter ended June 30, 2001 as compared to the quarter ended March 31, 2001. Management expects to see a continued improvement in the interest rate spread over the next six months as maturing certificates of deposit either reprice at lower rates or are not renewed. Certificates of deposit totaling $96.7 million and $75.8 million, with weighted average rates of 5.81% and 5.66% will mature in the three months ending September 30 and December 31, 2001, respectively. New deposits and loan repayments will be supplemented with FHLB advances as needed to fund loan originations.

In July 2001, the Association opened a new office building in Palm City. This facility includes a full service branch to replace the leased Martin Downs branch as well as a training and meeting room for the Association's northern branches. In addition, second floor leased space will provide rental income. The Association has also entered into a contract to purchase the land and building where the Bluffs branch office is located. The closing is currently expected to be completed in the second half of 2001.

For the remainder of 2001, management will continue to focus on additional cost reduction and enhanced fee income strategies.

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

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits in order to maintain desired deposit balances. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $33.9 million at June 30, 2001. Other liquid assets outstanding at June 30, 2001 amounted to $30.1 million. For additional information about cash flows from operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the consolidated financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the Association's ability to generate them in the local market, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $135.2 million at June 30, 2001.

At June 30, 2001, commitments to originate loans totaled $14.3 million. The unfunded portion of consumer lines of credit totaled $8.9 million and available commercial lines and letters of credit totaled $9.6 million and $1.4 million, respectively. Certificates of deposit scheduled to mature in less than one year totaled $349.9 million at June 30, 2001. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                              Results of Operations
                for the Three Months Ended June 30, 2001 and 2000

                                     General

Net income for the quarter ended June 30, 2001 was $1.6 million, or $0.19 diluted earnings per share, a $445,000 decrease from the $2.0 million, or $0.23 diluted earnings per share, earned during the quarter ended June 30, 2000. The three month period in 2000 included a one-time $922,000 net pre-tax gain ($575,000 after tax), or $0.06 after-tax diluted earnings per share, as a result of the termination of the Association's defined benefit plan.

                               Net Interest Income

Net interest income was $7.1 million for the quarters ended June 30, 2001 and 2000. During the second half of 2000, the Association used higher costing odd-term certificates of deposit to maintain existing customers as well as to attract new deposits needed to fund loan growth, which increased its cost of deposits. As a result, the weighted average cost of interest-bearing deposits increased by 35 basis points to 4.31% for the three months ended June 30, 2001 as compared to 3.96% for the same period in 2000. In addition, the average balance of deposits increased by $39.7 million. This increase in interest expense for deposits was partially offset by a 41 basis point decrease in the weighted average cost of borrowed funds, as well as a $10.5 million decrease in the average balance of borrowed funds. The net effect of these changes resulted in a 16 basis point increase in the weighted average cost of interest-bearing liabilities to 4.62% for the 2001 period. A $56.7 million increase in the average balance of real estate loans for the three months ended June 30, 2001 as compared to the same period in 2000, as well as a 9 basis point increase in the weighted average yield on real estate loans to 7.75% contributed to the 2 basis point increase in the weighted average yield on interest earning assets. As a result of these changes, the interest rate spread decreased 14 basis points to
2.91 % for the three months ended June 30, 2001 as compared to 3.05% for the 2000 period.

The Association's priority for 2001 is to lower its deposit cost in order to improve the net interest rate spread. During 2001, new odd-term certificates of deposit were not offered and management is not aggressively matching competitors' rates. While this has caused some outflow of deposit funds, the Association has focused on enhancing its relationships with new and existing depositors, including obtaining additional lower costing core deposit accounts. As a result of its efforts to lower the cost of deposits in the first six months of 2001, there was a 12 basis point improvement in the interest rate spread for the quarter ended June 30, 2001 as compared to the quarter ended March 31, 2001. Management expects to continue to see an improvement in the interest rate spread over the next six months as maturing certificates of deposit either reprice at lower rates or are not renewed.

                            Provision for Loan Losses

The Association maintains an allowance for loan losses based upon the periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and actual loss experience, as well as guidelines established by the OTS. The provision for loan losses was $90,000 for the quarter ended June 30, 2001 as compared to $75,000 for the quarter ended June 30, 2000. In addition to the provision for loan losses recorded during the quarter ended June 30, 2001, the allowance for loan losses was increased by a $244,000 recovery on the previous writedown of a loan. Although management believes the loan loss allowance was adequate at June 30, 2001, further additions to the allowance for loan losses may be necessary. For a further information regarding asset quality, see " - Asset Quality" in this Form 10-Q.

                                  Other Income

Other income consists of service charges, fee income, gains or losses on the sale of assets, gain or loss on the real estate development venture and other non-interest income. Other income decreased $519,000 to $1.2 million for the quarter ended June 30, 2001, from $1.7 million for the same period in 2000. Included in the second quarter of 2000 was the one-time $922,000 gain (noted above) recognized as a result of the termination of the defined benefit plan. In addition, miscellaneous income for the three months ended June 30, 2001, includes a $100,000 gain on the acquisition by eminent domain by the State of Florida of a strip of land at the Association's Port Salerno branch. Other income also includes the results of the activity of Palm River which is involved in a real estate development venture commenced in mid-1999 to develop and sell single-family riverfront lots, and construct and sell condominiums, villa homes and carriage homes on 117 acres of land on the inland waterway near Vero Beach in Indian River County, Florida. The investment in and advances to the real estate development venture totaled $16.0 million at June 30, 2001. Bankshares recognized $348,000 in interest income related to advances made to the project during the quarter ended June 30, 2001 as compared to $341,000 for the same period in 2000 (all of which is reflected in equity in net income or loss from real estate venture). However, offsetting this was a $314,000 net loss (exclusive of such interest income) on the project for the second quarter of 2001 resulting in a net gain from the real estate venture of $34,000. This compares to a $466,000 net loss (exclusive of interest income) resulting in a net loss of $125,000 for the same quarter in 2000. Such losses, without regard to interest income, were anticipated and are typical for projects of this type. The losses incurred to date on this project reflect the expected recognition of start-up costs during the early stages of this construction project. Net income (exclusive of interest income) on the project is expected to begin to be recognized when closings begin later this year or early next year. For further information on this project, see "- Community Savings, F. A." in this Form 10-Q and "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' Annual Report to Shareholders for the year ended December 31, 2000 ("2000 Annual Report").

                                Operating Expense

Operating expense increased $431,000 to $6.0 million for the three month period ended June 30, 2001 from $5.6 million for the same period in 2000. This increase was primarily due to a $261,000 increase in compensation and benefits expense to $3.4 million from $3.1 million for the same period in 2000. The increase primarily reflected increased wages paid by the Association in order to attract and retain employees in its competitive market place. In addition, miscellaneous operating expense increased $208,000 for the three months ended June 30, 2001 partially as a result of a $94,000 increase in the amortization of the Association's investment in an affordable housing partnership.

                           Provision for Income Taxes

The provision for income taxes was $622,000 for the three months ended June 30, 2001 as compared to $1.2 million for the 2000 period. Taxes were higher in the 2000 period due to the increase in net income for the three months ended June 30, 2000 as well as a $96,000 decrease in the benefit from tax credits resulting from the Association's investment in an affordable housing partnership in that same period.

                              Results of Operations
                 for the Six Months Ended June 30, 2001 and 2000

                                     General

Net income for the six months ended June 30, 2001 was $2.8 million, or $0.34 diluted earnings per share, an $818,000 decrease from $3.6 million, or $0.41 diluted earnings per share, for the six months ended June 30, 2000. In addition to the one-time $922,000 gain, net of expenses, recognized in the 2000 period on the termination of the Association's defined benefit plan described above, for the six months ended June 30, 2001, net interest income decreased $309,000 and employee compensation and benefits and miscellaneous operating expense increased $609,000 and $323,000, respectively. Partially offsetting these shifts was the recognition of $221,000 equity in net income in the real estate venture as compared to a $200,000 net loss in the same period in 2000.

                               Net Interest Income

Net interest income decreased to $14.0 million for the six months ended June 30, 2001 from $14.3 million for the same period in 2000 primarily as a result of a 50 basis point increase in the weighted average cost of interest-bearing deposits to 4.43% for the six months ended June 30, 2001 as compared to 3.93% for the same period in 2000. In addition, the average balance of deposits increased by $50.9 million. This resulted in an increase in the weighted average cost of interest-bearing liabilities to 4.74% for the 2001 period. These increases were partially offset by a $75.0 million increase in the average balance of the loan portfolio. As a result of these changes, the interest rate spread decreased 26 basis points to 2.84% for the six months ended June 30, 2001.

As explained above, the Association's priority for 2001 has been to lower the cost of deposits in order to improve the interest rate spread. Management expects to continue to see an improvement in the interest rate spread over the next six months as maturing certificates of deposit either reprice at lower rates or are not renewed.

                            Provision for Loan Losses

The provision for loan losses was $180,000 for the six months ended June 30, 2001, as compared to $225,000 for the six months ended June 30, 2000. The allowance for loan losses as a percentage of net loans receivable was 0.62% and 0.58% at June 30, 2001 and 2000, respectively. Management determined to increase the allowance loan loss reserves to a greater extent in the 2000 period as compared to the same time period in 2001, after evaluating the risks inherent in the then current loan portfolio. In addition to the provision for loan losses recorded during the six months ended June 30, 2001, the allowance for loan losses was increased by a $244,000 recovery on the previous writedown of a loan. For a further information regarding asset quality, see " - Asset Quality" in this Form 10-Q.

                                  Other Income

Other income decreased $211,000 to $2.4 million for the six months ended June 30, 2001 from $2.6 million for the same period in 2000, primarily due to the one-time $922,000 gain, net of expenses, recorded as a result of the termination of the Association's defined benefit plan. This gain was partially offset by a $138,000 impairment loss during the second quarter of 2000 taken on a security classified as available for sale. In addition, equity in the net income related to the real estate venture in Vero Beach increased $421,000 to $221,000 from a net loss of $200,000 for the 2000 period. For further information on this project, see "- Community Savings, F. A." in this Form 10-Q and "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 2000 Annual Report.

                                Operating Expense

Operating expense increased $791,000 to $12.2 million for the six month period ended June 30, 2001 from $11.4 million for the same period in 2000. Employee compensation and benefits increased $609,000 during the six months ended June 30, 2001 as compared to the 2000 period primarily reflecting increased wages paid by the Association in order to attract and retain employees in its competitive market place. The Association also recognized $232,000 in the acceleration of costs related to stock benefit plans as a result of the retirement of a member of the Board of Directors and a senior officer of Bankshares and the Association in January 2001. In addition, the $323,000 increase in miscellaneous operating expense included a $101,000 increase in the amortization of the Association's investment in the tax credit partnership.

                           Provision for Income Taxes

The provision for income taxes was $1.3 million for the six months ended June 30, 2001 as compared to $1.7 million for the same period in 2000 reflecting the decrease in net income for the six months ended June 30, 2001.

                               Financial Condition
                   June 30, 2001 compared to December 31, 2000

At June 30, 2001, Bankshares' assets totaled $948.3 million, a $14.4 million decrease from December 31, 2000. Net loans receivable decreased $1.2 million during the six months ended June 30, 2001. Loan repayments totaling $101.4 million were offset by new loan originations and purchases and a decrease in loans in process and other adjustments of $91.5 million and $8.7 million, respectively. The Association is offering a loan modification program to maintain existing loan customers seeking to refinance higher rate fixed and adjustable loans in the declining interest rate market experienced during 2001. This program has resulted in the modification of the interest rates of $4.2 million in loans during the three months ended June 30, 2001.

Deposits aggregated $669.8 million at June 30, 2001, an $11.3 million decrease from December 31, 2001. The Association, utilizing a strategy designed to lower its cost of funds, focused on obtaining new core deposit accounts (consisting of demand, NOW, savings and money market accounts), and discontinued offering its higher costing odd-term certificates of deposit product. This strategy resulted in a $26.6 million decrease in certificates of deposit offset in part by a $15.3 million increase in core deposits.

The declining interest rate market experienced during 2001 has also impacted the Association's securities portfolio, which includes callable U.S. Government and Agency securities and amortizing mortgage-backed and related securities. When market interest rates decline, some securities may be called and prepayments of mortgage-backed and related securities may accelerate. Calls of securities classified as available for sale totaling $18.4 million as well as scheduled principal reductions and amortization of premiums and discounts and other adjustments amounting to $8.3 million resulted in a net decrease in the securities portfolio of $23.9 million for the six months ended June 30, 2001. Funds resulting from the calls and amortization were primarily used to fund new loan originations. The decrease in the securities portfolio in the first half of 2001 was partially offset by purchases of Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") stock aggregating $2.8 million. At June 30, 2001, the Association's investment portfolio included additional callable securities and mortgage-backed and related securities aggregating $16.0 million and $57.3 million, respectively.

FHLB advances decreased $11.5 million to $135.2 million at June 30, 2001 from $146.7 million at December 31, 2000. The decreases included the maturity and payoff of $10.0 million in advances as well as $1.5 million of normal amortization. The early payoff was made without penalty. New deposits and loan repayments will be supplemented with FHLB advances as needed to fund loan originations for the remainder of 2001.

Total equity, which totaled $115.9 million at June 30, 2001, increased $3.5 million from December 31, 2000, reflecting net income for the six months of $2.8 million, stock option exercises totaling $820,000, an increase in the market value of the Association's securities available for sale totaling $564,000 (net of tax) and the amortization of compensation represented by stock benefit plans totaling $1.1 million, offset in part by the declaration of dividends totaling $1.8 million. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at June 30, 2001 are as follows:

                                                          For       To be Considered Well
                                                        Capital     Capitalized for Prompt
                                                        Adequacy      Corrective Action
                                        Actual          Purposes         Provisions
                                        ------          --------         ----------
                                    Ratio   Amount   Ratio   Amount    Ratio   Amount
                                    -----   ------   -----   ------    -----   ------
                                                  (Dollars in thousands)
As of June 30, 2001:
Total risk-based capital
  (to risk-weighted assets)         13.8%   $75,361   8.0%   $43,675   10.0%   $54,593
Core (Tier 1) capital
  (to adjusted tangible assets)      7.6     71,143   4.0     37,289    5.0     46,611
Core (Tier 1) capital
  (to risk-weighted assets)         13.0     71,143   4.0     37,289    6.0     32,756

As of June 30, 2001, adjusted tangible assets and risk-weighted assets were $932.2 million and $545.9 million, respectively.

                                  Asset Quality

Loans 90 days past due are considered non-performing and are generally placed on non-accrual status. The Association ceases to accrue interest on a loan once it is placed on non-accrual status and any interest accrued but unpaid at such time is reversed from interest income. Additionally, any loan for which it appears evident prior to being past due 90 days that the collection of interest is in doubt is also placed on non-accrual status. Real estate owned is carried at the lower of cost or fair value, less cost to dispose. Management regularly reviews assets to determine proper valuation.

The following table sets forth information regarding non-performing and delinquent loans, foreclosed real estate, and loans to facilitate the sale of REO at the dates indicated:

                                                           June 30,   December 31,
                                                             2001         2000
                                                             ----         ----
                                                             (In thousands)

Non-performing and delinquent loans, net of write-downs:
Residential real estate:
  Loans 60 to 89 days delinquent                            $  337       $  701
  Loans more than 89 days delinquent                         2,846        2,888

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                                --           --
  Loans more than 89 days delinquent                            --           --

Consumer and commercial business:
  Loans 60 to 89 days delinquent                                64           17
  Loans more than 89 days delinquent                            --            8

Land:
  Loans 60 to 89 days delinquent                                --            3
  Loans more than 89 days delinquent                             6          420

Real estate owned, net of related allowance                     10          170
Other repossessed assets                                        --           --
Loans to facilitate sale of real estate owned                  226          229
                                                            ------       ------
Total                                                       $3,489       $4,436
                                                            ======       ======

In the above table, residential real estate loans more than 89 days delinquent included two loans to a local builder, aggregating $2.0 million, extended for the purpose of developing Phase I of a project to build 78 golf villas on an eight acre parcel of land located in Palm Beach County. Due to slower sales than projected which resulted in reduced cash flows, the borrower notified the Association during fiscal 2000 of its inability to make scheduled interest payments. In accordance with SFAS No. 114, management reversed all accrued but unpaid interest and placed the loans on non-accrual status at that time. A fair value calculation was performed which estimated the fair market value of existing collateral as being in excess of the principal loan balances at June 30, 2001. At the present time, management does not anticipate incurring any loss of principal on these loans.

Land loans more than 89 days delinquent at December 31,2000 included a $399,000 loan (net of a $244,000 write-down). This land loan was secured by three residential and one commercial lot. During the quarter ended June 30, 2001, the Association negotiated a settlement involving the repayment of the total principal balance of $643,000 as well as past due interest and late charges aggregating $51,000 and legal and other fees aggregating $36,000. The $244,000 recovery was posted to the allowance for loan losses.

Real estate owned consists of the following:

                                                      June 30,      December 31,
                                                        2001            2000
                                                        ----            ----
                                                           (In thousands)

Real estate owned                                       $ 12            $172
Less allowance for loss                                    2               2
                                                        ----            ----
Total real estate owned                                 $ 10            $170
                                                        ====            ====

Changes in allowance for loss on real estate owned are as follows:

                                                         For the six months
                                                           ended June 30,
                                                        2001            2000
                                                        ----            ----
                                                           (In thousands)

Balance, beginning of period                            $  2            $  6
Provision charged to income                               --              14
Losses charged to allowance                               --              (6)
                                                        ----            ----
Balance, end of period                                  $  2            $ 14
                                                        ====            ====

                           Forward-Looking Statements

Statements included in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Bankshares with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "potential" and "projected." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of Bankshares that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates; deposit flows; the levels of defaults, losses and prepayments on loans held by Bankshares in portfolio or sold in the secondary market; loan demand; real estate values; competition; changes in accounting principles, policies, practices or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting Bankshares' operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-Q, and Bankshares' assumes no obligation to update the forward-looking statements or to update the reasons why actual results could or did differ from those projected in the forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of Bankshares' asset and liability management policies, see "Management's Discussion and Analysis - Market Risk Analysis" and -"Market Value of Portfolio Equity" in Bankshares' 2000 Annual Report.

Management measures Bankshares' interest rate risk by computing estimated changes in net interest income and the net portfolio value ("NPV") of its cash flows from assets and liabilities in the event of a range of assumed changes in market interest rates. Bankshares' exposure to interest rate risk is reviewed on a quarterly basis by the Association's Board of Directors and by the Asset/Liability Committee (the "ALCO") which is comprised of senior management of the Association. The ALCO establishes policies to monitor and coordinate Bankshares' sources, uses, and pricing of funds. Exposure to interest rate risk is measured with the use of interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates. If estimated changes to NPV and net interest income are not within the limits established by the Association's Board of Directors, then the Board may direct management to adjust Bankshares' asset and liability mix to bring its interest rate risk within Board approved limits.

NPV represents the market value of assets less the market value of liabilities. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 2% increases and decreases in market interest rates. The Association's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in NPV in the event of such changes in market interest rates. The following table presents Bankshares' most recent internal calculations of NPV at March 31, 2001.

--------------------------------------------------------------------------------------------------------------------
                                                                                                  NPV as % of
                                           Estimated Net Market Value of Portfolio Equity     PV of Average Assets
 Change in Interest Rates in Basis Points  ----------------------------------------------     --------------------
               (Rate Shock)                  Amount          $ Change          % Change     NPV Ratio        Change
-----------------------------------------  ----------------------------------------------  -------------------------
                                                      (Dollars in Thousands)                    (Basis Points)
                    200                    $ 120,955        $ (23,680)          (16.4)%       12.6%           (246)
                    100                      133,961          (10,674)           (7.4)        13.9            (111)
                   Static                    144,635               --              --         15.1              --
                   (100)                     143,387            1,248             0.9         14.9              13
                   (200)                     133,851           10,784             7.5         13.9             112

As of December 31, 2000, Bankshares' NPV was $155.1 million or 16.0% of the present value of average assets. Following a 200 basis point increase in interest rates, Bankshares' "post shock" NPV was $145.4 million or 15.0% of the present value of average assets. The change in the NPV ratio or Bankshares' sensitivity measure was (6.30%).

Based upon management's knowledge as of the date hereof, Bankshares' does not believe that there has been any material change in its' asset and liability position or the market value of its' portfolio equity since March 31, 2001.


                           PART II. OTHER INFORMATION
                           --------------------------

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         Harold I. Stevenson announced his retirement effective July 2, 2001. Mr. Stevenson, a member of the Board of Directors of the Association since 1987 and Bankshares since 1998, retired for personal reasons.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
         --------
         None.

(b)      Current Reports on Form 8-K.
         ---------------------------
         None during the reporting period.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMUNITY SAVINGS BANKSHARES, INC.




Date: July 31, 2001                    /s/ JAMES B. PITTERD, JR.
                                       --------------------------------------
                                       James B. Pittard, Jr.
                                       President and Chief Executive Officer


Date: July 31, 2001                    /s/ DONNA L. SHEPPARD
                                       --------------------------------------
                                       Donna L. Sheppard
                                       Vice President, Chief Accounting Officer
                                       and Controller