Form 10-Q
period 2001-09-30
COMMUNITY SAVINGS BANKSHARES INC /DE/
filed 2001-11-14
CIK 1068725

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              Washington, DC 20552


                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ---------------

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

     Indicate by check whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 22, 2001, there were 8,660,254 shares of the Registrant's common stock outstanding.

                COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY

                                Table of Contents

Part I.  Financial Information                                              PAGE
------------------------------                                              ----

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of
           September 30, 2001 (Unaudited) and December 31, 2000               2

           Consolidated Statements of Operations (Unaudited) for the
           three and nine months ended September 30, 2001 and 2000            3

           Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the nine months ended September 30, 2001
           and 2000                                                           4

           Consolidated Statements of Cash Flows (Unaudited) for the nine
           months ended September 30, 2001 and 2000                           5

           Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        14


Part II. Other Information
--------------------------

Item 1.    Legal Proceedings                                                 16

Item 2.    Changes in Securities and Use of Proceeds                         16

Item 3.    Default Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders               16

Item 5.    Other Information                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                  16

           Signature Page                                                    17

Item 1.  Financial Statements

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AT SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                                                     September 30,  December 31,
                                                                                          2001          2000
                                                                                          ----          ----
                                                                                      (Unaudited)
ASSETS                                                                                     (In thousands)
  Cash and cash equivalents:
    Cash and amounts due from depository institutions                                  $  17,462     $  17,844
    Interest-bearing deposits                                                             48,837        27,274
                                                                                       ---------     ---------
       Total cash and cash equivalents                                                    66,299        45,118

  Securities available for sale                                                           93,028       131,418
  Securities held to maturity                                                             29,818        34,025
  Loans receivable, net of allowance for loan losses of $4,375 at
    September 30, 2001 (unaudited) and $3,875 at December 31, 2000                       695,038       691,294
  Accrued interest receivable                                                              3,745         4,363
  Premises and equipment, net                                                             27,547        25,323
  Real estate held for investment                                                          2,085         2,193
  Investment in and advances to real estate venture                                       17,694        14,612
  Real estate owned, net                                                                      10           170
  Federal Home Loan Bank stock - at cost                                                   8,063         8,063
  Other assets                                                                             6,640         6,126
                                                                                       ---------     ---------
       Total assets                                                                    $ 949,967     $ 962,705
                                                                                       =========     =========

LIABILITIES
  Deposits:
    Demand deposits                                                                    $  50,960     $  44,662
    NOW and statement savings                                                             78,182        79,110
    Savings deposits                                                                      41,476        34,506
    Money market deposits                                                                106,059        91,214
    Certificates of deposit                                                              390,289       431,577
                                                                                       ---------     ---------
       Total deposits                                                                    666,966       681,069

  Mortgage-backed bond, net                                                               12,879        13,582
  Advances from Federal Home Loan Bank                                                   134,143       146,714
  Advances by borrowers for taxes and insurance                                            8,816         1,153
  Other liabilities                                                                        9,524         7,724
                                                                                       ---------     ---------
       Total liabilities                                                                 832,328       850,242
                                                                                       ---------     ---------

SHAREHOLDERS' EQUITY
  Preferred stock ($1 par value): 10,000,000 shares authorized, no shares issued              --            --
  Common stock ($1 par value): 60,000,000 shares authorized; 8,660,254 and 8,542,363
    shares outstanding at September 30, 2001 and December 31, 2000, respectively          10,571        10,571
  Additional paid-in capital                                                              94,401        94,043
  Retained income - substantially restricted                                              40,704        39,832
  Common stock purchased by Employee Stock Ownership Plan                                 (3,576)       (4,038)
  Common stock issued to or purchased by Recognition and Retention Plans                  (1,261)       (1,907)
  Accumulated other comprehensive income (loss)                                              504          (855)
  Treasury stock, at cost: 1,910,886 and 2,028,777 shares at September 30, 2001 and
    December 31, 2000, respectively                                                      (23,704)      (25,183)
                                                                                       ---------     ---------
       Total shareholders' equity                                                        117,639       112,463
                                                                                       ---------     ---------
       Total liabilities and shareholders' equity                                      $ 949,967     $ 962,705
                                                                                       =========     =========


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                For the three months           For the nine months
                                                                 ended September 30,           ended September 30,
                                                                 2001           2000           2001           2000
                                                                 ----           ----           ----           ----
                                                                                    (Unaudited)
                                                                    (Dollars in thousands, except per share data)

Interest income:
  Loans                                                       $    13,200    $    13,052    $    40,422    $    37,069
  Securities                                                        2,327          3,130          7,588          9,421
  Other interest and dividend income                                  536            658          1,746          1,914
                                                              -----------    -----------    -----------    -----------
     Total interest income                                         16,063         16,840         49,756         48,404
                                                              -----------    -----------    -----------    -----------

Interest expense:
  Deposits                                                          6,756          7,143         21,822         19,510
  Advances from Federal Home Loan Bank and other borrowings         2,247          2,763          6,905          7,682
                                                              -----------    -----------    -----------    -----------
     Total interest expense                                         9,003          9,906         28,727         27,192
                                                              -----------    -----------    -----------    -----------
Net interest income                                                 7,060          6,934         21,029         21,212
Provision for loan losses                                              90             75            270            300
                                                              -----------    -----------    -----------    -----------
Net interest income after provision for loan losses                 6,970          6,859         20,759         20,912
                                                              -----------    -----------    -----------    -----------

Other income:
  Servicing income and other fees                                      49             49            165            206
  NOW account and other customer fees                                 920            899          2,700          2,585
  Net gain (loss) on real estate owned                                  4            (13)            28             12
  Loss on write down of securities available for sale                  --             --             --           (138)
  Loss on sale of securities available for sale                        (8)            --             (8)            --
  Equity in net income (loss) of real estate venture                   28            145            249            (55)
  Net gain (loss) on termination of defined benefit plan               --            (15)            --            907
  Miscellaneous                                                        99             94            384            279
                                                              -----------    -----------    -----------    -----------
     Total other income                                             1,092          1,159          3,518          3,796
                                                              -----------    -----------    -----------    -----------

Operating expense:
  Employee compensation and benefits                                3,457          3,130         10,301          9,365
  Occupancy and equipment                                           1,469          1,425          4,308          4,372
  Advertising and promotion                                           171            168            515            547
  Federal deposit insurance premium                                    31             32             95             94
  Miscellaneous                                                     1,044            814          3,116          2,563
                                                              -----------    -----------    -----------    -----------
     Total operating expense                                        6,172          5,569         18,335         16,941
                                                              -----------    -----------    -----------    -----------

Income before provision for income taxes                            1,890          2,449          5,942          7,767
Provision for income taxes                                            612            850          1,875          2,561
                                                              -----------    -----------    -----------    -----------
Net income                                                    $     1,278    $     1,599    $     4,067    $     5,206
                                                              ===========    ===========    ===========    ===========

Basic earnings per share                                      $      0.16    $      0.19    $      0.50    $      0.61
                                                              ===========    ===========    ===========    ===========
Diluted earnings per share                                    $      0.15    $      0.18    $      0.49    $      0.59
                                                              ===========    ===========    ===========    ===========
Weighted average common shares outstanding - basic              8,169,766      8,493,351      8,092,583      8,575,565
                                                              ===========    ===========    ===========    ===========
Weighted average common shares outstanding - diluted            8,482,845      8,734,721      8,362,609      8,809,971
                                                              ===========    ===========    ===========    ===========


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                 --------------------------------------------------------------------------------------------------

                                                          Retained     Employee   Recognition  Accumulated
                                            Additional     Income-      Stock         and          Other
                                  Common      Paid-In   Substantially  Ownership   Retention  Comprehensive   Treasury
                                   Stock      Capital    Restricted      Plan        Plans     Income(Loss)     Stock      Total
                                 --------------------------------------------------------------------------------------------------
                                                                           (In thousands)

                                 --------------------------------------------------------------------------------------------------

Balance - December 31, 1999      $  10,571   $  93,744   $  37,869    $  (4,722)   $  (2,586)   $  (3,358)   $ (15,817)   $ 115,701
Net income for the nine
  months ended September 30,
  2000                                  --          --       5,206           --           --           --           --        5,206
Other comprehensive income:
  Unrealized increase in
    market value of securities
    available for sale (net
    of income taxes)                    --          --          --           --           --          993           --          993
                                                                                                                          ---------
Comprehensive income                                                                                                          6,199

Stock options exercised                 --          --          --           --           --           --          754          754
Shares committed to be
    released - Employee Stock
    Ownership Plan and
    Recognition and Retention
    Plans                               --         206          --          513          537           --           --        1,256
Stock benefit plan tax
  adjustment                            --          --         159           --           --           --           --          159
Purchase of treasury stock              --          --          --           --           --           --       (6,598)      (6,598)
Dividends declared                      --          --      (2,786)          --           --           --           --       (2,786)
                                 --------------------------------------------------------------------------------------------------
Balance - September 30, 2000
  (unaudited)                    $  10,571   $  93,950   $  40,448    $  (4,209)   $  (2,049)   $  (2,365)   $ (21,661)   $ 114,685
                                 --------------------------------------------------------------------------------------------------

Balance - December 31, 2000      $  10,571   $  94,043   $  39,832    $  (4,038)   $  (1,907)   $    (855)   $ (25,183)   $ 112,463
Net income for the nine
  months ended September 30,
  2001                                  --          --       4,067           --           --           --           --        4,067
Other comprehensive income:
  Unrealized increase in
    market value of securities
    available for sale (net
    of income taxes)                    --          --          --           --           --        1,359           --        1,359
                                                                                                                          ---------
Comprehensive income                                                                                                          5,426

Stock options exercised                 --          --        (526)          --           --           --        1,479          953
Shares committed to be
    released - Employee Stock
    Ownership Plan and
    Recognition and Retention
    Plans                               --         358          --          462          646           --           --        1,466
Dividends declared                      --          --      (2,669)          --           --           --           --       (2,669)
                                 --------------------------------------------------------------------------------------------------
Balance September 30, 2001
  (unaudited)                    $  10,571   $  94,401   $  40,704    $  (3,576)   $  (1,261)   $     504    $ (23,704)   $ 117,639
                                 ==================================================================================================


See notes to consolidated financial statements.

COMMUNITY SAVINGS BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                     For the nine months ended
                                                                                           September 30,
                                                                                         2001        2000
                                                                                         ----        ----
                                                                                           (Unaudited)
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $  4,067    $  5,206
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                         1,684       1,654
    ESOP and Recognition and Retention Plans compensation expense                         1,466       1,415
    Accretion of discounts, amortization of premiums, and other deferred yield items     (1,511)     (1,316)
    Loss on sale of securities available for sale                                             8          --
    Provision for loan losses                                                               270         300
  Decrease (increase) in other assets                                                       205        (361)
  Increase in other liabilities                                                           8,748       5,664
                                                                                       --------    --------

      Net cash from operating activities                                                 14,937      12,562
                                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans                                                                    (1,887)    (39,642)
  Principal payments, calls and maturities received on securities and FHLB stock         48,678       8,280
  Proceeds from sale of securities available for sale                                       246          --
  Purchases of:
    Loans and participations                                                             (2,127)    (28,507)
    Securities available for sale and Federal Home Loan Bank stock                       (2,750)     (3,686)
    Premises and equipment, net and real estate held for investment, net                 (3,489)     (2,021)
  Net change in investment in real estate venture                                        (3,055)     (2,362)
                                                                                       --------    --------

      Net cash from investing activities                                                 35,616     (67,938)
                                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits                                                   (14,103)     49,445
  Advances from Federal Home Loan Bank                                                       --      70,000
  Repayments, calls of advances from Federal Home Loan Bank                             (12,571)    (62,972)
  Purchase of treasury stock                                                                 --      (6,598)
  Proceeds from exercise of stock options                                                   953         754
  Payments made on  mortgage-backed bond                                                 (1,041)     (1,040)
  Dividends paid                                                                         (2,610)     (2,786)
                                                                                       --------    --------

      Net cash from financing activities                                                (29,372)     46,803
                                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     21,181      (8,573)
CASH AND CASH EQUIVALENTS, beginning of period                                           45,118      45,239
                                                                                       --------    --------
CASH AND CASH EQUIVALENTS, end of period                                               $ 66,299    $ 36,666
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

2.       AGREEMENT AND PLAN OF MERGER

         On September 9, 2001, Bankshares and BankAtlantic Bancorp ("BankAtlantic") (NYSE:BBX) executed the Agreement and Plan of Merger, (the "definitive agreement"), pursuant to which BankAtlantic will acquire Bankshares. In the transaction, Bankshares' shareholders will receive $19.00 per share in cash resulting in a transaction value of approximately $170 million. The transaction is currently expected to close in the first quarter of 2002 and is subject to certain conditions including, among other things, approval by the Office of Thrift Supervision ("OTS") and Bankshares' shareholders.

3.       LOANS RECEIVABLE

         Loans receivable consists of the following:

                                                   September 30,    December 31,
                                                        2001            2000
                                                        ----            ----
                                                           (In thousands)
         Real estate loans:
            Residential 1-4 family                   $ 534,022       $ 511,324
            Residential 1-4 family construction         84,015         113,179
            Multi-family                                 8,776          10,501
            Multi-family construction                   20,541          33,960
            Land                                        21,767          20,216
            Commercial                                  40,178          37,255
            Commercial construction                     11,333           8,170
                                                     ---------       ---------
               Total real estate loans                 720,632         734,605
                                                     ---------       ---------

         Non-real estate loans:
            Consumer                                    14,992          14,029
            Commercial business                          8,783           5,454
                                                     ---------       ---------
               Total non-real estate loans              23,775          19,483
                                                     ---------       ---------
               Total loans receivable                  744,407         754,088

            Undisbursed loan proceeds                  (46,981)        (60,874)
            Unearned discounts and premiums and
               net deferred loan fees and costs          1,987           1,955
            Allowance for loan losses                   (4,375)         (3,875)
                                                     ---------       ---------
         Total loans receivable,  net                $ 695,038       $ 691,294
                                                     =========       =========

         An analysis of the changes in the allowance for loan losses is as follows:

                                                   For the nine months
                                                   ended September 30,
                                                    2001         2000
                                                    ----         ----
                                                      (In thousands)

         Balance, beginning of period             $ 3,875      $ 3,923
         Provision charged to income                  270          300
         Losses charged to allowance                  (14)        (381)
         Recoveries                                   244           --
                                                  -------      -------
         Balance, end of period                   $ 4,375      $ 3,842
                                                  =======      =======

         The Association accounts for impaired loans in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures".

         An analysis of the recorded investment in impaired loans is as follows:

                                                At or for the nine months
                                                   ended September 30,
                                                    2001         2000
                                                    ----         ----
                                                      (In thousands)

         Impaired loan balance                    $ 2,195      $ 3,675
         Related allowance                             --           --
         Average impaired loan balance              2,394        2,059
         Interest income recognized                    46          187

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

                       Community Savings Bankshares, Inc.

Bankshares is a Delaware-chartered stock holding company organized in August 1998. Bankshares' significant assets include cash, loans, and its investment in its wholly-owned subsidiary, the Association. The common stock of Bankshares trades on The Nasdaq Stock Market under the symbol "CMSV". On September 9, 2001, Bankshares and BankAtlantic Bancorp ("BankAtlantic")(NYSE:BBX) executed a definitive agreement pursuant to which BankAtlantic will acquire Bankshares. The transaction currently is expected to close in the first quarter of 2002 and is subject to certain conditions including, among other things, approval by the Office of Thrift Supervision ("OTS") and Bankshares' shareholders.

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

The Association's profitability is highly dependent on its net interest income. The components that determine net interest income are the amount of interest-earning assets and interest-bearing liabilities, non-interest-bearing liabilities and capital, together with the yields earned or rates paid on such interest rate-sensitive instruments. The Association manages interest rate risk exposure by matching, in part, asset and liability maturities and rates. This is accomplished while considering the credit risk of certain assets. The Association maintains asset quality by using conservative loan underwriting standards and collection efforts as well as by primarily originating or purchasing secured or guaranteed assets.

The Association has two wholly-owned subsidiaries. ComFed, Inc. ("ComFed"), formed in 1971, conducts business as Community Insurance Agency, selling mortgage life insurance and receiving income and incurring related expenses from the sale of third party mutual funds and annuities. Beginning July 2001, ComFed also began operating as ComFed Title Insurance Agency, providing title search and closing services with respect to loans. Palm River Development Co., Inc. ("Palm River"), incorporated in 1999, is involved in a real estate development venture commenced in mid-1999 to construct and sell 17 riverfront single-family lots, 48 condominiums, 112 villa single-family homes and 22 carriage duplex homes on 117 acres of land located on the inland waterway in Indian River County, Florida. Palm River's investment in and advances to the real estate development venture totaled $17.7 million at September 30, 2001. Bankshares recognized a $28,000 net gain (including interest income) from the project for the three months ended September 30, 2001 as compared to a $145,000 net gain (including interest income) for the same period in 2000. The operating results were anticipated and are typical for projects of this type.

Management believes the success of the Association as a community-oriented financial institution depends on building long-term relationships with its customers while meeting their current financial needs. A business strategy priority for 2001 is to lower the cost of deposits to improve the net interest rate spread. During 2001, management discontinued offering higher-costing odd-term certificates of deposit and did not aggressively match competitors' rates offered for certificates of deposit, resulting in a $41.3 million decrease in certificates of deposit during 2001. The Association's efforts are focused on obtaining new lower costing core deposit accounts (consisting of demand, NOW, savings and money market accounts), resulting in a $27.2 million increase in core deposits. The shift in deposit products, as well as the decreasing interest rate environment experienced during 2001, resulted in a 92 basis point improvement in the weighted average cost at September 30, 2001 as compared to December 31, 2000. Management expects to see a continued improvement in the interest rate spread during the next six months as maturing certificates of deposit either reprice at lower rates or are not renewed. Certificates of deposit totaling $95.2 million and $149.9 million, with weighted average rates of 5.18% and 5.80% will mature during the three month periods ending December 31, 2001 and March 31, 2002, respectively. New deposits and loan repayments will be supplemented with FHLB advances as needed to fund loan originations.

In July 2001, the Association opened a new office building in Palm City. This facility includes a full service branch to replace the leased Martin Downs branch, as well as a training and meeting room for the Association's northern branches, and leasable office space. The Association has also entered into a contract to purchase the land and building where the Bluffs branch office is located. The purchase is currently expected to be completed in the last quarter of 2001.

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

The Association's primary sources of funds are deposits, amortization and prepayment of loans and MBS, maturities of investment securities and other short-term investments, FHLB advances, as well as earnings and funds provided from operations. While scheduled principal repayments on loans and MBS, and maturities of securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits in order to maintain desired deposit balances. In addition, the Association invests funds in excess of its immediate needs in short-term interest-earning deposits and other assets, which provide liquidity to meet lending requirements. Short-term interest-bearing deposits with the FHLB of Atlanta totaled $47.3 million at September 30, 2001. Other liquid assets outstanding at September 30, 2001 amounted to $19.5 million. For additional information about cash flows from operating, financing, and investing activities, see the unaudited consolidated statements of cash flows included in the consolidated financial statements.

Liquidity management is both a daily and long-term function of business management. If funds are required beyond the Association's ability to generate them in the local market, borrowing agreements exist with the FHLB which provide an additional source of funds. FHLB advances totaled $134.1 million at September 30, 2001.

At September 30, 2001, commitments to originate loans totaled $12.4 million. The unfunded portion of consumer lines of credit totaled $9.2 million and available commercial lines and letters of credit totaled $8.0 million and $803,000, respectively. Certificates of deposit scheduled to mature in less than one year totaled $331.2 million at September 30, 2001. Based on prior experience, management believes that a significant portion of such deposits will remain with the Association.

                              Results of Operations
             for the Three Months Ended September 30, 2001 and 2000

                                     General

Net income for the quarter ended September 30, 2001 was $1.3 million, or $0.15 diluted earnings per share, a $321,000 decrease from the $1.6 million, or $0.18 diluted earnings per share, earned during the quarter ended September 30, 2000.

                               Net Interest Income

Net interest income increased to $7.1 million for the quarter ended September 30, 2001 from $6.9 million for the same period in 2000. The interest rate spread increased seven basis points to 2.90% for the three months ended September 30, 2001 as compared to 2.83% for the 2000 period, primarily due to changes in rates paid and yields earned on interest-bearing liabilities and interest-earning assets, respectively. Management expects to continue to see an improvement in the interest rate spread over the next six months as maturing certificates of deposit either reprice at lower rates or are not renewed. The average cost of interest-bearing liabilities decreased 43 basis points for the three months ended September 30, 2001 as compared to the same period in 2000 primarily as a result of a 35 basis point decrease in the weighted average cost of interest-bearing deposits During the quarter ended September 30, 2001, management continued its 2001 strategy of not offering new higher costing odd-term certificates of deposit and not aggressively matching competitors' rates offered for certificates of deposit. The Association focused its efforts on obtaining new lower costing core deposit accounts. The weighted average yield on interest-earning assets decreased 36 basis points for the quarter ended September 30, 2001 as compared to the same period in 2000. The decrease was primarily from decreases in the weighted average yield on real estate loans and interest-earning bank deposits of 19 and 373 basis points, respectively.

                            Provision for Loan Losses

The Association maintains an allowance for loan losses based upon the periodic evaluation of known and inherent risks in the loan portfolio, its past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, the estimated value of the underlying loan collateral, the nature and volume of its loan activities, and current economic conditions. Loan loss provisions are based upon management's estimate of the fair value of the collateral and actual loss experience, as well as guidelines established by the OTS. The provision for loan losses was $90,000 for the quarter ended September 30, 2001 as compared to $75,000 for the quarter ended September 30, 2000. The allowance for loan losses as a percentage of net loans receivable was 0.63% and 0.56% at September 30, 2001 and 2000, respectively. Although management believes the loan loss allowance was adequate at September 30, 2001, further additions to the allowance for loan losses may be necessary. For a further information regarding asset quality, see " - Asset Quality" in this Form 10-Q.

                                  Other Income

Other income consists of service charges, fee income, gains or losses on the sale of assets, gain or loss on the real estate development venture and other non-interest income. Other income decreased $67,000 to $1.1 million for the quarter ended September 30, 2001, from $1.2 million for the same period in 2000. Other income includes the results of the activity of Palm River which is involved in a real estate development venture commenced in mid-1999 to develop and sell single-family riverfront lots, and construct and sell condominiums, villa homes and carriage homes on 117 acres of land on the inland waterway near Vero Beach in Indian River County, Florida. The investment in and advances to the real estate development venture totaled $17.7 million at September 30, 2001. Bankshares recognized a $28,000 net gain (including interest income) from the project for the three months ended September 30, 2001 as compared to a $145,000 net gain (including interest income) for the same period in 2000. The operating results were anticipated and are typical for projects of this type. For further information on this project, see "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' Annual Report to Shareholders for the year ended December 31, 2000 ("2000 Annual Report").

                                Operating Expense

Operating expense increased $603,000 to $6.2 million for the three month period ended September 30, 2001 from $5.6 million for the same period in 2000 primarily due to a $327,000 increase in compensation and benefits expense to $3.4 million from $3.1 million for the same period in 2000. The increase in compensation expense in large part reflected increased wages paid by the Association in order to attract and retain employees in its competitive market place. In addition, miscellaneous operating expense increased $230,000 due in large part to expenses incurred during the quarter ended September 30, 2001 related to the September 9, 2001 execution of a definitive merger agreement between BankAtlantic and Bankshares.

                           Provision for Income Taxes

The provision for income taxes was $612,000 for the three months ended September 30, 2001 as compared to $850,000 for the 2000 period. Taxes were higher in the 2000 period due to the level of net income for the three months ended September 30, 2000. In addition, the benefit from tax credits resulting from the Association's investment in an affordable housing partnership increased $78,000 to $141,000 for the 2001 period as compared to $63,000 in the 2000 period.

                              Results of Operations
              for the Nine Months Ended September 30, 2001 and 2000

                                     General

Net income for the nine months ended September 30, 2001 was $4.1 million, or $0.49 diluted earnings per share, a $1.1 million decrease from $5.2 million, or $0.59 diluted earnings per share, for the nine months ended September 30, 2000. In addition to the one-time $907,000 gain, net of expenses, recognized in the 2000 period on the termination of the Association's defined benefit plan described above, for the nine months ended September 30, 2001 net interest income decreased $183,000 and employee compensation and benefits and miscellaneous operating expense increased $936,000 and $553,000, respectively. Partially offsetting these shifts was the recognition of $249,000 net income in the real estate venture in 2001 as compared to a $55,000 net loss in the same period in 2000.

                               Net Interest Income

Net interest income decreased to $21.0 million for the nine months ended September 30, 2001 from $21.2 million for the same period in 2000 primarily as a result of a 22 basis point increase in the weighted average cost of interest-bearing deposits to 4.30% for the nine months ended September 30, 2001 as compared to 4.08% for the same period in 2000. In addition, the average balance of deposits increased by $39.7 million. The increase in the rate paid and the average balance resulted in an increase in the weighted average cost of interest-bearing liabilities to 4.63% for the 2001 period and in total interest expense. The increase in interest expense was partially offset by a $60.2 million increase in the average balance of the loan portfolio. As a result of these changes, the interest rate spread decreased 16 basis points to 2.85% for the nine months ended September 30, 2001.

                            Provision for Loan Losses

The provision for loan losses was $270,000 for the nine months ended September 30, 2001, as compared to $300,000 for the nine months ended September 30, 2000. Management determined to increase the allowance for loan loss reserves to a greater extent in the 2000 period as compared to the same time period in 2001, after evaluating the risks inherent in the then current loan portfolio. For a further information regarding asset quality, see " - Asset Quality" in this Form 10-Q.

                                  Other Income

Other income decreased $278,000 to $3.5 million for the nine months ended September 30, 2001 from $3.8 million for the same period in 2000, primarily due to the one-time $907,000 gain, net of expenses, recorded as a result of the termination of the Association's defined benefit plan in the 2000 period. This gain was partially offset by a $138,000 impairment loss during the 2000 period taken on a security classified as available for sale. In addition, equity in the net income related to the real estate development venture in Vero Beach increased $304,000 to $249,000 from a net loss of $55,000 for the 2000 period. For further information on this project, see "Investments in and Advances to Real Estate Venture" in the Notes to Consolidated Financial Statements in Bankshares' 2000 Annual Report.

                                Operating Expense

Operating expense increased $1.4 million to $18.3 million for the nine month period ended September 30, 2001 from $16.9 million for the same period in 2000. Employee compensation and benefits increased $936,000 during the nine months ended September 30, 2001 as compared to the 2000 period primarily reflecting increased wages paid by the Association in order to attract and retain employees in its competitive market place. In addition, the $553,000 increase in miscellaneous operating expense included an increase in the amortization of the Association's investment in tax credit partnership as well as expenses incurred during the quarter ended September 30, 2001 related to the September 9, 2001 negotiation of the definitive merger agreement between BankAtlantic and Bankshares.

                           Provision for Income Taxes

The provision for income taxes was $1.9 million for the nine months ended September 30, 2001 as compared to $2.6 million for the same period in 2000. Taxes were higher in the 2000 period due to the higher level of net income for the nine months ended September 30, 2000 as well as a $181,000 increase in the benefit from tax credits resulting from the Association's investment in an affordable housing partnership in the 2001 period.

                               Financial Condition
                September 30, 2001 compared to December 31, 2000

At September 30, 2001, Bankshares' assets totaled $950.0 million, a $12.7 million decrease from December 31, 2000. The declining interest rate market experienced during 2001 has impacted the Association's securities portfolio, which includes callable U.S. Government and agency securities and amortizing mortgage-backed and related securities. When market interest rates decline, some securities may be called and prepayments of mortgage-backed and related securities may accelerate. Calls and maturities of securities classified as available for sale totaling $34.4 million and $1.8 million, respectively, as well as scheduled principal reductions and amortization of premiums and discounts and other adjustments amounting to $6.4 million resulted in a $42.6 million net decrease in the securities portfolio for the nine months ended September 30, 2001. The decrease in the securities portfolio in the first nine months of 2001 was partially offset by purchases of Fannie Mae ("FNMA") and Freddie Mac ("FHLMC") stock aggregating $2.8 million. At September 30, 2001, the Association's investment portfolio included mortgage-backed and related securities aggregating $55.0 million but did not include any callable securities.

Cash and cash equivalents totaled $66.3 million at September 30, 2001, a $21.2 million increase from December 31, 2001 as funds received from the decline in the securities portfolio which were not used to fund deposit outflow, or to pay off FHLB advances, are being held in a short-term interest bearing account at the FHLB of Atlanta.

Net loans receivable increased $3.7 million during the nine months ended September 30, 2001. New loan originations, loan purchases and loans in process funding totaling $131.5 million, $2.1 million, and $13.9 million, respectively, were offset by loan repayments and other adjustments of $142.9 million and $870,000, respectively. The new loan originations of $131.5 million included residential, land, commercial real estate, consumer and commercial business loans aggregating $108.7 million, $6.0 million, $10.9 million, $2.5 million and $3.4 million, respectively.

Deposits aggregated $667.0 million at September 30, 2001, a $14.1 million decrease from December 31, 2001. The Association, implementing a strategy designed to lower its cost of funds, focused on obtaining new core deposit accounts, and discontinued offering higher costing odd-term certificates of deposit product. This strategy resulted in a $41.3 million decrease in certificates of deposit offset in part by a $27.2 million increase in core deposits. At September 30, 2001, the weighted average cost of the deposit portfolio was 3.83%, a 92 basis points decrease from December 31, 2001.

FHLB advances decreased $12.6 million to $134.1 million at September 30, 2001 from $146.7 million at December 31, 2000. The decreases included the maturity and payoff of $10.0 million in advances as well as $2.6 million of normal amortization. The early payoff was made without penalty.

Total equity, which totaled $117.6 million at September 30, 2001, increased $5.2 million from December 31, 2000, reflecting net income for the nine months of $4.1 million, stock option exercises totaling $953,000, an increase in the market value of the Association's securities available for sale totaling $1.3 million (net of tax) and the amortization of compensation represented by stock benefit plans totaling $1.5 million, offset in part by the declaration of dividends totaling $2.7 million. For further information, see the unaudited consolidated statements of changes in shareholders' equity in the accompanying consolidated financial statements.

The Association is required to report regulatory capital ratios unconsolidated with Bankshares. The Association's actual capital amounts and ratios at September 30, 2001 are as follows:

                                                                 For           To be Considered Well
                                                               Capital         Capitalized for Prompt
                                                              Adequacy           Corrective Action
                                         Actual               Purposes              Provisions
                                         ------               --------              ----------
                                    Ratio     Amount      Ratio     Amount       Ratio     Amount
                                    -----     ------      -----     ------       -----     ------
                                                       (Dollars in thousands)
As of September 30, 2001:
Total risk-based capital
  (to risk-weighted assets)         14.6%     $77,203      8.0%     $42,323      10.0%     $52,903
Core (Tier 1) capital
  (to adjusted tangible assets)      7.8       72,868      4.0       37,246       5.0       46,558
Core (Tier 1) capital
  (to risk-weighted assets)         13.8       72,868      4.0       21,161       6.0       31,742

As of September 30, 2001, adjusted tangible assets and risk-weighted assets were $931.2 million and $529.0 million, respectively.

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

The following table sets forth information regarding non-performing and delinquent loans, foreclosed real estate, and loans to facilitate the sale of REO at the dates indicated:

                                                             September 30,     December 31,
                                                                 2001              2000
                                                                 ----              ----
                                                                     (In thousands)
Non-performing and delinquent loans, net of write-downs:
Residential real estate:
  Loans 60 to 89 days delinquent                                $  798            $  701
  Loans more than 89 days delinquent                             3,392             2,888

Commercial and multi-family real estate:
  Loans 60 to 89 days delinquent                                    --                --
  Loans more than 89 days delinquent                                --                --

Consumer and commercial business:
  Loans 60 to 89 days delinquent                                     1                17
  Loans more than 89 days delinquent                                 2                 8

Land:
  Loans 60 to 89 days delinquent                                    32                 3
  Loans more than 89 days delinquent                                 6               420

Real estate owned, net of related allowance                         10               170
Other repossessed assets                                            --                --
Loans to facilitate sale of real estate owned                      224               229
                                                                ------            ------
Total                                                           $4,465            $4,436
                                                                ======            ======

In the above table, residential real estate loans more than 89 days delinquent included two loans to a local builder, aggregating $2.2 million, extended for the purpose of developing Phase I of a project to build 78 golf villas on an eight acre parcel of land located in Palm Beach County. Due to slower sales than projected which resulted in reduced cash flows, the borrower notified the Association during fiscal 2000 of its inability to make scheduled interest payments. In accordance with SFAS No. 114, management reversed all accrued but unpaid interest and placed the loans on non-accrual status at that time. A fair value calculation was performed which estimated the fair market value of existing collateral as being in excess of the principal loan balances at September 30, 2001. At the present time, management does not anticipate incurring any loss of principal on these loans.

Real estate owned consists of the following:

                                                    September 30,   December 31,
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
                                                        ====            ====

Changes in allowance for loss on real estate owned are as follows:

                                                        For the nine months
                                                        ended September 30,
                                                        2001            2000
                                                        ----            ----
                                                           (In thousands)

Balance, beginning of period                            $  2            $  6
Provision charged to income                               --              14
Losses charged to allowance                               --             (18)
                                                        ----            ----
Balance, end of period                                  $  2            $  2
                                                        ====            ====

                           Forward-Looking Statements

Statements included in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Amounts herein could vary as a result of market and other factors, as well as costs incurred in connection with and in furtherance of the acquisition by BankAtlantic. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, factors discussed in documents filed by Bankshares with the Securities and Exchange Commission from time to time. Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "potential" and "projected." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, expected or anticipated revenue, results of operations and business of Bankshares that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions; changes in interest rates; deposit flows; the levels of defaults, losses and prepayments on mortgage-related securities or loans held by Bankshares in portfolio or sold in the secondary market; loan demand; real estate values; competition; changes in accounting principles, policies, practices or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting Bankshares' operations, pricing, products and services. The forward-looking statements are made as of the date of this Form 10-Q, and Bankshares' assumes no obligation to update the forward-looking statements or to update the reasons why actual results could or did differ from those projected in the forward-looking statements.

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

NPV represents the market value of assets less the market value of liabilities. This analysis assesses the risk of loss in market risk sensitive instruments in the event of sudden and sustained 1% to 2% increases and decreases in market interest rates. The Association's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in NPV in the event of such changes in market interest rates. The following table presents Bankshares' most recent internal calculations of NPV at June 30, 2001, the most recent date for which information is available.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                      NPV as % of
Change in Interest Rates in Basis Points   Estimated Net Market Value of Portfolio Equity        PV of Average Assets
                                           ----------------------------------------------        --------------------
              (Rate Shock)                    Amount         $ Change         % Change         NPV Ratio         Change
----------------------------------------   ----------------------------------------------   ------------------------------
                                                       (Dollars in Thousands)                  (Basis Points)
                   200                        134,108         (9,629)           (6.7)%           14.0%            (100)
                   100                        142,831           (906)           (0.6)            14.9               (9)
                  Static                      143,737             --              --             15.0               --
                  (100)                       130,738        (12,999)           (9.0)            13.6             (135)
                  (200)                       115,881        (27,856)          (19.4)            12.1             (290)

As of December 31, 2000, Bankshares' NPV was $155.1 million or 16.0% of the present value of average assets. Following a 200 basis point increase in interest rates, Bankshares' "post shock" NPV was $145.4 million or 15.0% of the present value of average assets. The change in the NPV ratio or Bankshares' sensitivity measure was (6.30%).

Based upon management's knowledge as of the date hereof, Bankshares' does not believe that there has been any material change in its asset and liability position or the market value of its portfolio equity since June 30, 2001.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
         --------
         None.

(b)      Current Reports on Form 8-K.
         ---------------------------
         The following Current Report on Form 8-K was filed during the three months ended September 30, 2001.

         Date                   Item      Description
         ----                   ----      -----------
         September 9, 2001      5         Report execution of the Agreement and
                                          Plan of Merger with BankAtlantic

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITY SAVINGS BANKSHARES, INC.



Date:    November 14, 2001                 /s/ JAMES B. PITTARD, JR.
                                           -------------------------------------
                                           James B. Pittard, Jr.
                                           President and Chief Executive Officer



Date:    November 14, 2001                 /s/ LARRY J. BAKER
                                           -------------------------------------
                                           Larry J. Baker
                                           Chief Financial Officer, Treasurer
                                           and Senior Vice President